Form 10-K405
period 1996-12-28
PHOTOELECTRON CORP
filed 1997-03-28
CIK 921960

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
    For the Fiscal Year Ended December 28, 1996.
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For  the Transition Period From _________________ To ________________.

                         Commission file number 0-21667

                           PHOTOELECTRON CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS                                                        04-3035323
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

5 FORBES ROAD, LEXINGTON, MASSACHUSETTS                                   02173
(Address of Principal Executive Offices)                              (Zip Code)

                                 (617) 861-2069
              (Registrant's telephone number, including area code)
   Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                  ____________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      No  X
                                                   ---      ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
$20,702,708 based on the average bid and asked prices of such stock as of March 25, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,863,160 shares of Common Stock, $.01 par value per share, were outstanding at March 25, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933: None.
===============================================================================

                           PHOTOELECTRON CORPORATION

                        1996 ANNUAL REPORT ON FORM 10-K


ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
------                                                                    ------

                                     PART I

1.    Business...........................................................   3

2.    Property...........................................................  20

3.    Legal Proceedings..................................................  20

4.    Submission of Matters to a Vote of Security Holders................  20

                                    PART II

5.    Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................  21

6.    Selected Financial Data............................................  22

7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operation........................................  24

8.    Financial Statements and Supplementary Data........................  28

9.    Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure..........................  28

                                    PART III

10.    Directors and Executive Officers of the Registrant................  29

11.    Executive Compensation............................................  30

12.    Security Ownership of Certain Beneficial Owners and Management....  36

13.    Certain Relationships and Related Transactions....................  37

                                    PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  38

                                     PART I
ITEM 1.  BUSINESS.

     Photoelectron Corporation (the "Company") is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of x-ray radiation directly to the tumor site. The PRS delivers in a single treatment a high dose of radiation through a thin, minimally invasive, needle-like probe, which emits from its tip precisely controlled low energy x-rays that irradiate the tumor from the inside out. The limited penetration of low energy x-rays in tissue substantially confines the radiation to the tumor site.

     The Company believes that the PRS offers a number of advantages over conventional radiation therapies by allowing higher radiation doses with shorter patient treatment times. Substantial confinement of the radiation to the tumor boundaries significantly reduces the risk of radiation exposure to surrounding healthy tissue and important organs or critical structures.

     The most common form of treatment of cancerous tumors is by invasive surgery. The Company believes that the PRS provides an attractive, minimally invasive alternative to surgery, resulting in significantly less patient trauma, shorter hospital stays and lower treatment costs than surgery. The PRS can be applied after performing a biopsy and when desirable, use of the PRS can be coupled with surgical procedures.

     Next to surgery, radiation therapy is the most common modality of treating cancer. Approximately 50% of all cancer patients in the U.S. receive radiation therapy at some point during the course of their disease. Radiation can be administered to a tumor by external beams or interstitially by inserting a radiative source into the patient. With external beams, radiation must pass through, and may potentially damage, healthy tissue before reaching the tumor, whereas the PRS delivers radiation directly to the tumor site.

     An established form of treatment, called brachytherapy, delivers radiation directly to a tumor site by the insertion of radioactive isotopes. In comparison to this form of treatment, the Company believes that the PRS offers a greater ability to control and localize low energy radiation doses, and avoids the costs and risks associated with the storage, handling and disposal of radioactive materials. The Company believes that the PRS also offers significant advantages over other forms of therapy, such as the destruction of cancerous cells by heating, cooling or the use of laser light.

     To date, the Company has focused its clinical efforts primarily on the treatment of metastatic brain tumors. However, the PRS is being developed for a variety of applications, including the treatment of primary brain tumors as well as breast, prostate, bladder, skin and other cancers. The method of treatment will depend on the application. The Company expects that the three basic PRS treatment methods will be (i) the "interstitial" irradiation of localized tumors from the inside out; (ii) the "intracavitary" irradiation of body cavities; and (iii) the "intraoperative" irradiation of tumors or of the beds of surgically removed tumors in order to destroy remaining cancerous cells.

     The Company and Toshiba Medical Systems Company, Ltd. ("Toshiba") have entered into agreements relating to performance of clinical trials, and to future product distribution arrangements in Japan.

     The Company holds nine U.S. patents and four U.S. patent applications relating to the PRS or its constituent or ancillary components. The Company has also obtained or filed patent applications in other selected foreign countries.

     The Company was formed in 1989 as a joint venture between Thermo Electron Corporation ("Thermo Electron") and an investment entity organized by Peter M. Nomikos, the Company's President and Chief Executive Officer. Mr. Nomikos co-founded Thermo Electron with George N. Hatsopoulos, Ph.D., a director of the Company.

SPECIFIC APPLICATIONS OF THE PRS

     The Company has to date focused its clinical efforts on the treatment of metastatic brain tumors. In addition to metastatic brain tumors, the Company currently intends to seek clearance to conduct clinical trials to determine the safety and efficacy of the PRS in treating primary brain tumors and tumors in the breast, prostate, bladder and skin. The use of the PRS for any such additional treatments will require completion of additional clinical testing and the procurement of regulatory clearances, and therefore the U.S. commercialization of the PRS for such treatments cannot reasonably be expected to occur for at least two to five years or more, and cannot be assured. Depending on the nature and location of the cancerous tumor, these additional treatment applications may require the use of separate components or accessories in connection with the PRS, but the Company believes that the basic core technology of the PRS will not need to be significantly modified. The Company will consider the use of the PRS for other potential applications on an ongoing basis. See "--Clinical Trials."

 BRAIN TUMORS

     Primary brain and central nervous system tumors were expected to account for an estimated 17,900 new cases of cancer in 1996. Metastatic brain tumors, or secondary tumors formed in the brain from malignant cells dispersed from distant primary tumor sites in the body, have a much higher incidence rate. In fact, the brain is the leading site for metastases to form; one in three cancer patients will develop one or more such tumors prior to dying. Estimates place the figure in the range of 150,000 to 400,000 patients annually. Due to their advanced age or stage of their primary disease most of these patients will not benefit sufficiently from treatment. However, about 35,000 of these patients are thought by the Company to be candidates for therapy. While the Company to date has focused its development and clinical efforts on the treatment of metastatic brain tumors, it intends to explore the possibility, from a market and regulatory standpoint, of utilizing the PRS for treatment of primary brain tumors as well.

     Aggressive treatment of metastatic brain tumors traditionally has been limited. Patients with these tumors typically have received a fractionated series of external beam whole brain radiation, which, because of the cumulative effect on healthy tissue through which it passes, cannot be used to treat subsequent tumors which frequently reoccur. Because of the particularly sensitive nature of the brain and its surrounding critical organs and structures, such as the optic nerves, damage from external radiation can severely harm the patient. The PRS is particularly well-suited for this application because of its targeted, low-energy approach. In addition, although external beam radiotherapy is not recommended for young children whose brains are still developing, highly confined interstitial irradiation with the PRS may reduce the risk of radiotherapy to maturing brains. Phase I clinical trials for the use of the PRS in treating metastatic brain tumors have been completed, and Phase II clinical trials are currently being performed. See "--Clinical Trials."

 BREAST TUMORS

     Breast cancer is the second leading cause of cancer deaths in women in the U.S. In 1996, an estimated 184,300 new invasive cases of breast cancer were expected to be diagnosed among women in the U.S., with an estimated 44,300 deaths. Current conventional treatment methods for breast cancer include lumpectomies, mastectomies, radiation, chemotherapy and hormone therapies or, as often is the case, a combination of several of these.

     The Company believes that the PRS could provide treatment for breast cancer both interstitially (directly into the tumor) and as a post-surgical "boost" to the tumor bed after the tumor has been removed surgically, with the goal of destroying any malignant cells remaining in the tumor bed. The Company currently anticipates that two clinical trials to ascertain the safety of the PRS for treatment of breast cancer will begin in 1997 in England. In one trial the PRS will be tested to irradiate tumors interstitially immediately after their diagnoses by stereotactic biopsies. In the other trial the PRS will be tested to irradiate the tumor bed immediately after surgical excision of the tumor. The Company is developing, for this intraoperative study, treatment accessories and fixturing. See "--Clinical Trials."

 PROSTATE TUMORS

     Prostate cancer is the second leading cause of cancer deaths in men in the U.S. In 1996, an estimated 317,100 new cases of prostate cancer were expected to be diagnosed in the U.S. with an estimated 41,400 deaths. Treatment is presently implemented by surgery and radiation; hormones and chemotherapy are other options.

     According to the latest data available, in 1993, 250,000 transurethral and 53,000 radical prostatectomies were performed. In 1992 the hospital stay for a patient with prostate cancer was on average approximately six days with an overall cost of $12,226.

     A protocol for human prostate trials involving ultrasound-guided transperineal insertion of the PRS into the prostate (using a longer PRS probe developed for treating bladder cancer) to irradiate prostate lesions has been approved by the ethics committee of a London hospital. The Company is currently reviewing the efficacy of combining the PRS with external beam therapy for this application. The former would treat the focal lesions of the prostate, and the latter would provide treatment for the microscopic (isolated tumor cell) disease. See "--Clinical Trials."

 BLADDER TUMORS

     In 1996, an estimated 52,900 new cases of bladder cancer were expected to occur, with an estimated 11,700 deaths. In 1992, hospitalization for a patient with bladder cancer was on average approximately six days with an overall cost of $12,936.

     For bladder cancers, surgery alone or in combination with other treatments is used in over 90% of cases. External beam irradiation is limited in usefulness due to its damaging effects on the healthy tissue surrounding the bladder. The Company has developed a means of delivering with the PRS radiation only to the bladder lining by a noninvasive, transurethral method. Although designed to treat diffuse malignancies extending over the entire lining of the bladder, the apparatus is designed to be sufficiently versatile to allow irradiation of localized bladder tumors as well. Initial animal trials with this procedure are currently being conducted. If those trials are successful, the Company will request, by the first half of 1997, FDA approval of an Investigational Device Exemption ("IDE") to begin Phase I human trials. See "--Clinical Trials."

 SKIN TUMORS

     In 1996, there were expected to be over 800,000 new cases of skin cancers. Melanomas were expected to be diagnosed in an estimated 38,300 individuals. An additional 17,000 invasive nonmelanomas, mostly sarcomas such as Karposi's sarcoma (a malignant skin tumor often suffered by AIDS patients), were expected to occur. Currently there are four primary methods of treatment utilized for skin cancers. Surgery is the primary modality and used in 90% of cases. The others are radiation therapy, electrodessication, in which tissue is destroyed by heat, cryosurgery, in which tissue is destroyed by freezing, and laser therapy for early skin cancer. The Company believes a significant number of cases of skin cancers are amenable to treatment with the PRS either as an alternative to present radiation therapies or as an adjunct to surgery.

     For non-interstitial treatments, the Company has developed an x-ray "shielding cone," which is intended, when fitted onto the PRS's probe tip, to restrict the area of x-ray exposure to the region of the tumor being treated. The Company has established a research site at a

New York City hospital, and intends to submit an application to the FDA to begin human clinical trials for Kaposi's sarcoma and possibly other types of skin tumors in 1997.

 OTHER POTENTIAL APPLICATIONS

     Application of the PRS to the treatment of various types of tumors is not necessarily limited to those described above. For example, the Company is considering the applicability of the PRS for intraoperative treatment of gynecological tumors (cervical and uterine malignancies), as well as for minimally invasive therapy for lung, colon, rectal, liver, pancreatic and nasopharyngeal cancers. For these other cancers, fixturing devices will need to be developed, or existing fixturing devices will need to be modified, for compatibility with the PRS. The Company intends to design its own devices, as well as pursue relationships with fixture device manufacturers in order to develop or modify their devices, as it has with respect to stereotactic systems used in treating brain and breast tumors. For applications where a direct path to the tumor site is not possible, the Company is exploring a flexible version of the probe which will permit indirect access to the tumor site.

BUSINESS STRATEGY

     The Company's goal is to establish the PRS as the preferred means for the treatment of cancerous tumors by utilizing its therapeutic, operational and economic advantages over competing cancer treatment methods. In order to achieve its objectives, the Company intends to pursue the following business strategy:

     UTILIZE CORE TECHNOLOGY FOR THE TREATMENT OF METASTATIC BRAIN TUMORS AND ADDITIONAL APPLICATIONS. The PRS has been used to treat metastatic brain tumors in over 60 patients, and Phase II clinical trials for the treatment of metastatic brain tumors are currently ongoing. While the Company has focused its efforts to date mainly on the development of the PRS to treat metastatic brain tumors, the Company intends to utilize and further develop its core PRS technology for multiple applications based on specific market opportunities.
The Company expects these applications to include the treatment of primary brain tumors as well as breast, prostate, bladder, skin and other cancers.

     BUILD RELATIONSHIPS WITH MEDICAL PROFESSIONALS AND INSTITUTIONS. The Company has developed strong relationships with prominent medical professionals and institutions worldwide who have been involved in the clinical testing of the PRS. The Company believes that the medical community's acceptance of the PRS as a viable cancer treatment tool will significantly impact the Company's ability to market the PRS. Therefore, the Company intends to continue to foster and expand these important relationships, and to leverage the relationships to gain market acceptance of the PRS. For example, the Company has established a Medical Advisory Board, which will advise and consult with the Company's Board of Directors and senior management. The Company also plans to attend and provide presentations at conferences and seminars, to seek and promote publication in scientific and industry journals of articles or clinical studies relating to the PRS, and to initiate consultations with members of the medical community regarding the PRS.

     OBTAIN REGULATORY CLEARANCE FOR THE PRS IN THE U.S. AND INTERNATIONALLY. The Company intends to seek regulatory clearances for the PRS in the U.S. and abroad. On the basis of results of its ongoing human clinical trials, the Company filed a Section 510(k) application with the FDA on December 11, 1996, seeking limited clearance from the FDA to commercialize the PRS for treatment of metastatic brain tumors. In addition, the Company has initiated, and intends to continue, the process of seeking a CE Mark for the PRS. In furtherance of its goal to obtain such a CE Mark, the Company has retained a third party, TUV-Essen, to assist the Company with certain aspects of the process, and the Company currently anticipates receiving a CE Mark for the PRS in the third quarter of 1997. The Company intends to pursue regulatory clearance in other countries as needed, and expects that it will initially introduce the PRS in selected foreign countries where governmental regulatory approval procedures are less burdensome and expensive than in the U.S. In addition, the Company intends to initiate human clinical trials for applications other than brain tumor treatment such as breast, prostate and bladder tumor treatments, and to seek regulatory approvals for the commercialization of those applications if the results of the underlying clinical trials so warrant.

     PURSUE COMMERCIAL ACCEPTANCE OF THE PRS IN THE U.S. AND INTERNATIONALLY. The Company intends to pursue the rapid commercialization of the PRS in the U.S. and abroad. The Company anticipates that it will continue to pursue collaborative relationships with companies that have established distribution channels in various domestic and international market segments, as it has with Toshiba. The Company also intends to continue its practice of developing strategic relationships with licensors or manufacturers of equipment or technology which can be used in connection with the PRS, such as treatment planning software and stereotactic frames, breast biopsy tables or other fixturing devices.

     PROTECT INTELLECTUAL PROPERTY RIGHTS. The Company holds nine U.S. patents and four U.S. patent applications relating to the PRS or its constituent or ancillary components. The Company has also obtained two patents in Australia and one patent in Japan, and has filed patent applications in other selected foreign countries. The Company intends to continue to pursue its patent filing strategy and to vigorously protect its intellectual property rights against infringement.

CLINICAL TRIALS

     Before medical devices such as the PRS can be marketed in the U.S., successful completion of clinical trials, along with FDA clearance, is required. Phase I clinical trials for the use of the PRS in treating metastatic brain tumors have been completed, and Phase II clinical trials are currently being performed with respect to this application. Based on the results obtained in these ongoing Phase II trials, on December 11, 1996 the Company submitted a
Section 510(k) application to the FDA seeking clearance to commercialize the PRS for treatment of metastatic brain tumors. Locally approved clinical trials for the treatment of brain tumors are also being performed at sites in Europe and Japan. Clinical trials in the U.K. cannot begin until the U.K.'s Medical Device Agency is provided with data validating sterilization procedures. The Company is currently in the process of obtaining such data and anticipates that clinical trials will begin in the U.K. in 1997. Based upon those trials, the Company will submit an application to the FDA to begin Phase I human clinical trials. The possibility of curing topical tumors of the skin and mouth with the PRS is also being explored. A program has begun at a U.S. hospital which the Company expects to lead to human clinical trials with the PRS in treating Kaposi's sarcomas and other skin malignancies. The Company will consider the use of the PRS for other potential applications on an ongoing basis.

     The following table summarizes by treatment application the status of clinical trials in the U.S., Europe and Japan:


APPLICATION                  STATUS
-----------                  ------
Brain tumors (interstitial   U.S.:   Phase II in process
and as post-surgery          Europe: Phase II and local trials in process
radiation "boost")           Japan:  Ministry of Health and Welfare approved
                                     trials in process

Breast tumors (interstitial  U.S.:   Trial sites under investigation*
and as post-surgery         Europe:  Clinical trials planned to commence in
radiation "boost")                   1997*
                             Japan:  Potential trial sites under evaluation*


Prostate tumors              Europe: Protocols for trials approved in London;
                                     clinical trials expected to commence in
                                     1997*

Bladder tumors               U.S.:   Animal trials in process; clinical trials
                                     expected to commence in late 1997*

Skin tumors                  U.S.:   Clinical trials expected to begin in late
                                     1997*
-----------------------

 *FDA or local approvals are needed before commencing clinical trials.

     Research studies for medical devices such as the PRS are often conducted in a phased approach. Before any commercial sales in the U.S. of the PRS can commence, successful completion of these clinical trials, along with FDA approval, is required.

     Phase I trials are used to demonstrate feasibility, to delineate an initial safety profile and to identify technical, procedural and clinical factors which may be material to the successful use of the device. Phase II clinical trials normally are conducted on a larger population group in order to identify possible adverse health and safety risks and to begin gathering efficacy data. Each of the clinical trials is to be conducted pursuant to certain standards under protocols setting forth the objectives of the study, the parameters to be used to monitor safety during the trials, and the efficacy criteria which are to be evaluated. In turn, each protocol must be submitted to the FDA. The data obtained from these trials are then used to support a Section 510(k) or other application to the FDA requesting commercialization approval.

     In 1992, the FDA granted an IDE to the Company to perform a limited number of human clinical trials on brain tumors. Between December 1992 and April 1993, the Company completed a ten-patient Phase I clinical trial at a major Boston teaching hospital. The results of these trials indicated that the PRS was capable of destroying cancerous tissue in a focally defined area. Based on these results, that hospital asked the Company to seek FDA approval to conduct an additional series of trials in order to treat more patients while awaiting approval of a Phase II study. As a result, four more patients were treated with similar results.

     Based on the Phase I results, the Company sought permission from the FDA to begin Phase II trials to treat brain tumors, and such permission was granted in March 1994. These trials are required to establish the efficacy of the PRS relative to currently acceptable treatment methods. The Company is performing Phase II clinical trials on the PRS at certain institutions and their affiliated medical facilities in Boston and London. In addition, locally approved clinical trials are being performed in Germany, London and Tokyo. These trials enable the treatment of patients who are not eligible for the current Phase II trials and allow the use of treatment methods and evaluation techniques which are different than those defined in the FDA-approved IDE protocol for this application.

     To date, over 60 patients have been treated with the PRS at various hospitals. Although the studies are not yet complete, in the Company's opinion, based primarily on pathological evidence from the only two patients autopsied to date with multiple brain tumors, the PRS has destroyed all cancerous tissue which has been targeted with an adequate dose of radiation. Specifically, these autopsies indicated that the PRS-treated tumors were entirely dead while other tumors which had undergone external beam radiation contained viable cancer cells. While MRIs can be utilized, with certain limitations, for determining whether tumors have been destroyed, tissue analyses from autopsies or surgical excisions provide the most accurate means of detecting the extent of malignant cell destruction. However, both the hospital costs and the reluctance of the patients' relatives to provide consent limit the number of autopsies performed. Complications that have occurred to date, such as edema, have generally been of the type experienced by patients undergoing brain biopsies without PRS treatment. Edema may result from mechanical, radiative or other trauma to tissue and is generally controllable using steroids or other conventional methods. While the Company has been encouraged by the results of the brain tumor trials so far, these results may not be predictive of future results in these or any other clinical trials or of results obtained in clinical trials for other specific applications.

     Based on the results of the Phase II trials, on December 11, 1996 the Company filed an application with the FDA under Section 510(k), seeking clearance to commercialize the Company's current version of the PRS (the "Model 3") for similar treatments of patients with metastatic brain tumors. See "-- Government Regulation." The Company has recently received a letter requesting additional information from the FDA with respect to such application and is currently in the process of preparing its reply and anticipates completing such reply within 30 days of the receipt of the FDA letter. If clearance is received from the FDA, the Company intends to then request that such clearance be extended to cover "Model 4" of the PRS, which the Company expects will be the first model of the PRS to be made commercially available. If such extension of clearance were obtained, the Company would begin such commercialization of the PRS in the U.S. If any such clearance is not obtained, the Company would have to seek approval by submission of a PMA application in order to market the product. The PMA process is significantly more complex, expensive and time consuming than the Section 510(k) application process. The PMA process typically spans several years and may never result in approval.

     With respect to other potential PRS applications, the Company anticipates that human clinical trials to ascertain the safety of the PRS for treatment of breast cancer will begin in London in 1997, and approval of those trials from the ethics committee at the hospital at which the trials are to be conducted has been obtained. However, such trials cannot begin until the U.K.'s Medical Device Agency is provided data validating sterilization procedures. The Company is currently in the process of obtaining such data. A protocol for human prostate trials involving ultrasound-guided transperineal insertion of the PRS into the prostate (using a longer PRS probe developed for treating bladder cancer) to treat prostate lesions has been approved by the ethics committee of a hospital in London. The Company is currently reviewing the efficacy of combining the PRS with external beam therapy for this application. Initial animal trials for use of the PRS in treatment of bladder cancer are currently being conducted. If those trials are successful, the Company will request FDA approval of an IDE to begin Phase I human trials for diffuse, superficial bladder wall cancers, although any such approval is not likely to be requested until late 1997. The Company has established a research site in New York City, and expects to submit an application to the FDA to begin human clinical trials for use of the PRS to treat Karposi's sarcoma and other skin malignancies by late 1997.

PRODUCTS AND PRODUCT DEVELOPMENT

     A complete PRS consists of (i) equipment for clinical use in treating patients, principally consisting of the x-ray emitting probe, its electronic control box and a standard computer-based treatment system, (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment, and (iii) custom equipment for use in the laboratory to calibrate the output of the probe.

     The PRS is intended to be a turn-key system. However, the Company believes that certain PRS components or accessories will have other uses for which they may be marketed separately. For example, the Company believes that the CCD-microdensitometer, which is part of the PRS and which allows for testing of radiation dosage and distribution prior to patient exposure, could be used with conventional x-ray sources as well as with the PRS. Several prototype units are under evaluation in the U.S. and Europe and the Company may seek clearance to market it on a separate basis. In addition, the Company has also designed, in support of its proprietary x-ray technology, an automated dosimetry water tank, which provides a rapid computer-based means of measuring the spatially distributed x-ray dose around the probe tip. While the tank was originally designed by the Company to facilitate periodic calibration of PRS units by hospitals, the tank can also be used to measure the dose delivered by radioactive seeds, and the Company intends to explore further the market potential for sales of tanks for this purpose.

     The Company believes that masking the outside of the tip of the PRS probe with a sculpted thin layer of an appropriate metal can vary the dose distribution to conform the radiative field to more closely match the configuration of a nonspherical tumor. The Company is investigating the development of a "library" of masks that can be slipped over the tip of the probe, with each mask tailored to produce a differently shaped dose distribution. The Company is also currently considering the feasibility (from a design, cost and market standpoint) of a PRS x-ray source which would rely on a flexible probe in order to address endoscopically approachable body tumors, or those "hidden" behind critical structures.

MARKETING AND SALES; COLLABORATIVE RELATIONSHIPS

     The Company believes that the acceptance of the PRS by health care providers as a viable, cost-effective alternative to conventional cancer treatment methods will be critical to the successful commercialization of the PRS. The Company intends to target such health care providers as hospitals, out-patient providers, women's health centers, and small regional facilities, both within the U.S. and abroad, as potential customers. The Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing resources. The Company has heavily relied, and intends to continue to heavily rely, on the pursuit of strategic alliances with companies that have established distribution channels in domestic and international markets.

     The Company and Toshiba have entered into agreements relating to the conduct of clinical trials in Japan, and to future product distribution arrangements in that country. Those agreements provide that Toshiba will conduct and pay a portion of the cost of the PRS clinical trial program in Japan, be responsible for obtaining approval under Japan's Pharmaceutical Affairs Law to import, market, sell and use the PRS and, once regulatory approvals are obtained, serve as exclusive distributor for the PRS in Japan. Toshiba is purchasing from the Company at a discounted price two PRS units for use in the clinical trials. The Company has agreed to upgrade those units at no additional cost to Toshiba once approvals are obtained to sell the PRS in Japan. Toshiba is one of the leading medical device manufacturers and distributors in the world, and the Company believes that Toshiba's support for the PRS will be a significant factor in gaining acceptance for the device in the medical marketplace in Japan. Upon entering into the clinical trial and distribution arrangement, Toshiba purchased an equity interest in the Company which represents 3.3% of the issued and outstanding capital stock of the Company as of March 20, 1997.

     The Company also has entered into, and plans to continue entering into, strategic relationships with manufacturers or designers of components and accessories relating to, or to be used in conjunction with, the PRS. The Company believes that such relationships will enable the Company to focus its development efforts and devote its economic resources to its core technologies, while simultaneously providing access to those parties' customers and distribution channels. For example, two manufacturers of stereotactic frames, Radionics Incorporated ("Radionics") and Medical High Tech GmbH, have adapted their frames to be compatible with the PRS, and a third frame manufacturer has submitted designs to the Company indicating a similar intention. In addition, a Radionics subsidiary, Radionics Software Applications ("RSA"), has developed a prototype version of its three-dimensional patient treatment planning program specifically tailored for use with the PRS in conjunction with its stereotactic frame. The Company hopes to leverage its relationships with these third parties in order to increase market opportunities.

MEDICAL ADVISORY BOARD

     The Company has recently formed a Medical Advisory Board, which advises and consults with the Company's Board of Directors and senior management at such times as the Board of Directors shall request. This advice and consultation relate generally to the Company's business and products, including the PRS, as the Board of Directors deems appropriate. The Medical Advisory Board members are employed on a full-time basis by employers other than the Company, and these members have commitments to, or consulting, advisory or other contractual relationships with, other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest. The Board of Directors intends to convene its first meeting of the Medical Advisory Board in August 1997. The following individuals currently serve as members of the Medical Advisory Board:

NAME                         POSITION
----                         --------
Nicholas T. Zervas, M.D.     Higgins Professor of Neurosurgery
(Chairman)                   Chief of the Neurosurgical Service
                             Massachusetts General Hospital
                             Boston, Massachusetts

Michael Baum, ChM.  FRCS     Professor of Surgery
                             The Institute of Surgical Studies, University
                             College
                             London Medical School, London, England

Basil S. Hilaris, M.D.,      Professor and Chairman of the Department of
FACR                         Radiation Medicine, Our Lady of Mercy Medical
                             Center
                             New York Medical College, New York, New York

Christoph B. Ostertag, M.D.  Professor and Director of Department of
                             Stereotactic Neurosurgery, Neurosurgical University
                             Clinic Albert-Ludwigs University, Freiburg, Germany


Kintomo Takakura, M.D.,      Director of Neurological Institute
Ph.D                         Professor and Chairman of Neurosurgery
                             Tokyo Women's Medical College, Tokyo, Japan

Jay S. Loeffler, M.D.        Director of Northeast Proton Therapy Center
                             Massachusetts General Hospital
                             Boston, Massachusetts

     The Company has committed that it will issue to each member of the Medical Advisory Board, with the exception of Dr. Zervas, options to purchase 1,000 shares of the Company's Common Stock for each full year that such member serves on the Medical Advisory Board. The exercise price per share for options issued to the individuals who were members of the Medical Advisory Board on January 29, 1997 with respect to such member's first year of service is to be equal to the initial public offering price of $8.50. The exercise price per share for options issued with respect to any subsequent year of service and to any new members joining the Medical Advisory Board after January 29, 1997 will be the fair market value of such share on the anniversary of the first day of such service. Each member also receives a fee of $1,000 per regular or special Medical Advisory Board meeting attended in person (together with reimbursement of reasonable travel expenses), and a fee of $500 per each such Medical Advisory Board meeting participated in by means of conference telephone arrangements.
The Company is paying Dr. Zervas, the current Chairman of the Medical Advisory Board, a stipend of $10,000 for each year that he serves on the Medical Advisory Board.

PATENTS AND PROPRIETARY RIGHTS

     A U.S. patent directed to the base PRS technology was issued to the Company in October 1992. Two patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering, respectively. From 1994 through 1996, three U.S. patents directed to use of the PRS to treat brain tumors were issued to the Company. A U.S. patent, directed to a flexible probe PRS for endoscopic purposes, was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS. One U.S. patent, issued in 1996, and two pending U.S. patent applications are directed to use of the PRS to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. One pending application has been allowed by the Patent Office and grant of patent is expected shortly in that application. The Company owns two other pending patent applications relating to use of the PRS, and to the Company's CCD microdensitometer. The Company has foreign patent applications in selected foreign countries which correspond to certain of its U.S. patent applications. As of March 20, 1997, two patents corresponding to the Company's initial U.S. patents have issued in Australia and one patent directed to the treatment of brain tumors has issued in Japan; the other foreign applications are pending.

MANUFACTURING

     The Company intends to continue its practice of sub-contracting the fabrication of most of its electrical and mechanical components while maintaining in-house responsibility for unit assembly and for manufacture of certain proprietary components. The Company believes that this strategy can serve to reduce administrative costs, facilitate supplier partnership, and reduce inventory requirements. In general, the Company's procurement strategy is to keep the number of its suppliers low while identifying as many multiple sources as possible. Given the Company's current, limited supply needs, however, the Company acquires certain supplies, over time, from the same vendors. While the Company intends to negotiate, where appropriate, supply contracts with certain of its key suppliers in the future, the Company currently procures its supplies through open purchase orders, and there can be no assurances that the Company's vendors will continue to provide such supplies on terms acceptable to the Company, if at all.

     The Company intends to implement the necessary operational systems to support the successful commercial production of the PRS and any other products. Specifically, the Company intends to continue to pursue full functional compliance with ISO 9001 and the FDA's GMP standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance. In January, 1997 the Company engaged the British Standards Institution, Inc., an EU regulatory body, to act as its agent in qualifying its facilities for ISO 9001.

COMPETITION

     The medical device industry is highly competitive. The Company believes that there are numerous universities, research institutions and medical device, chemical and biotechnology companies that are engaged in the development of cancer treatment therapies. Many of these entities have substantially greater technical, financial and regulatory resources than the Company and may be better equipped to develop, manufacture, and market their products.

     For example, in order to achieve successful commercialization, the PRS will need to compete with the LINACS and the Gamma Knife, each of which is an established and well-known cancer therapy within the medical community, and, as well, with lesser known radiation therapies such as proton beam treatment and brachytherapy. In addition, the Company is aware of various other cancer tumor treatment methods currently under development; any of these methods, if successfully developed, could have a different approach or means of accomplishing the intended purposes of the Company's product which might render the Company's technology uncompetitive. While the Company believes that the PRS offers certain therapeutic, operational and economic advantages over the cancer treatment methods likely to compete with the PRS, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

     The Company believes that its ability to compete in the marketplace will depend on its technological advantages and the strength of its patent position, its ability to complete clinical trials and to obtain regulatory approvals for its products in a timely fashion, its competence in developing and maintaining collaborative relationships, its transition to commercial manufacturing and marketing, and its ability to achieve and maintain a superior cost structure relative to other competitive treatments.

GOVERNMENT REGULATION

  U.S.

     The PRS is subject to regulation in the U.S. by the FDA and, in many instances, by comparable agencies in foreign countries where the PRS is to be manufactured or distributed. Under the FDC Act and the SMDA, manufacturers of medical devices must comply with applicable provisions of the FDC Act and the SMDA and certain associated regulations governing the safety, design testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding the safety of medical devices. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS, can be marketed. The Company intends to pursue a strategy intended to result in marketing clearance of as many PRS components as possible as quickly as possible in order to maximize flexibility in the marketing of the PRS and its components.

     FDA permission to distribute a new device can be obtained in either of two ways. The first process (which is the more comprehensive of the two) applies to a new device that is not substantially equivalent to an existing, legally marketed product, and requires generally that the Company establish the safety and effectiveness of the device through specific procedures. A PMA application must be submitted to the FDA that contains, among other things, the results of clinical trials performed pursuant to FDA-approved protocols. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the device subject to the PMA must pass an FDA preapproval inspection. The PMA process can be expensive, uncertain and lengthy, often requiring several years to complete.

     The second of the two FDA processes is available for a new or significantly modified device which is "substantially equivalent" to an existing legally marketed device. Such a new device may be commercially introduced when, after submission of a premarket notification to the FDA under Section 510(k), the FDA issues an order permitting commercial distribution. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. As between the two sets of procedures (the PMA approval procedure and the Section 510(k) clearance procedure), the PMA procedures are normally more complex and time consuming than Section 510(k) procedures, since the PMA procedures are for products that are not comparable to any other product in the market. However, even the Section 510(k) procedures are time-consuming and expensive.

     On December 11, 1996, the Company filed a Section 510(k) application with respect to the current model of the PRS for the treatment of metastatic brain tumors. Under the Section 510(k) procedures, the Company will be required to prove that the PRS is substantially equivalent to legally marketed products.
The Company has contended in its Section 510(k) application that for purposes of
Section 510(k), the PRS may be considered "substantially equivalent" to, as a predicate device, a specific isotope after-loader used in brachytherapy, the interstitial insertion of radioactive seeds, probes, wires or ribbons into a tumor or body cavity. The product acceptance period for a Section 510(k) application is normally about four to twelve months from the date the application is deemed complete by the FDA, although there can be no assurance that the review period will not extend beyond such period. Even if the FDA grants Section 510(k) clearance for the current model of the PRS, known as "Model 3," the Company will need to request that the FDA extend Section 510(k) clearance to "Model 4" of the PRS, which is the version of the PRS which the Company expects to commercialize. There can be no assurance that the FDA will so extend such clearance, if obtained.

     If the Company is unable to avail itself of the Section 510(k) procedures (whether because it is unable to prove that the PRS is substantially equivalent to existing products as described above or otherwise), it will need to seek FDA approval under the PMA procedure. As discussed above, the preparation of a PMA application is significantly more complex, expensive and time consuming than the
Section 510(k) procedure. Even if the Company were able to proceed to seek PMA approval, it would need to do so based on additional clinical tests conforming to FDA approved protocols, and such approval would likely not be obtained, if at all, until at least 1999.

     The Section 510(k) application filed by the Company includes all PRS treatment components and associated laboratory equipment for calibration and dose verification. Treatment planning software developed by a third party manufacturer, which has not been used in clinical PRS treatments to date, will require separate FDA clearance or approval prior to marketing in the U.S.

     In addition to the clearance and approval procedures described above, the FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. The FDA may also require the ongoing monitoring of products which have been cleared for commercialization under the those procedures.

     The PRS has not been cleared or approved for commercial use in the U.S. or in any foreign country. There can be no assurances that the Company's clinical trials of the PRS will be successful, or that clearances will be granted for the PRS or any other future products, if any, or that the length of time for clearance will not be extensive, that the cost of attempting to obtain any such clearances will not be prohibitive, or that the Company will have sufficient funds to pursue such clearance. Failure to obtain or maintain requisite governmental approvals could delay or preclude the Company from further developing and marketing the PRS and other products. Such delays could impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations, even after regulatory clearance is obtained.

     Even if regulatory approvals are obtained, such approvals may include significant limitations on particular uses. In addition, those approvals may be withdrawn or limited for non-compliance with regulatory standards or the occurrence of unforeseen problems following the initial approval (either of which could result in restrictions, including withdrawal of the product from the market or sanctions or fines being imposed on the Company).

     In addition, the export of products manufactured by the Company will be subject to receipt of export licenses from the U.S. Government. Such licenses are required for equipment use in foreign clinical trials. The Company has requested and been granted export licenses and corresponding foreign import licenses for clinical trials in England, Japan, Australia and Germany.

 FOREIGN COUNTRIES

     The regulatory climate relating to the marketing of medical devices within the European Union is currently in transition while the European Union's Medical Device Directive is being implemented. The Medical Device Directive (June 1993) stipulates the regulatory requirements adopted by the European Union, pursuant to which "National Competent Authorities" approve European commercialization of new medical products through a procedure whereby both the products and the manufacturing facilities must conform to well defined specifications.

     The transition period for the Medical Device Directive will end in June 1998; after the expiration of this transition period, all medical devices to be marketed in any European Union country must first obtain a CE Mark. The CE Mark is an international symbol of adherence to quality assurance standards. Obtaining a CE Mark with respect to a particular medical device requires the submission of information that is similar in certain respects to that which is submitted to the FDA in connection with a Section 510(k) notification. In order for the Company to sell its products in Europe, it must comply with European Union directives relating to manufacturing and quality assurance documentation under the ISO 9000 series standards and to the performance, safety, and manufacture (and quality assurance) of the particular device.

     In order to have the capacity to examine a large number of new products, the National Competent Authorities have mandated Notified Bodies (nongovernmental organizations) to act as their agents and qualify equipment in accordance with EC standards. In October 1995, the Company engaged TUV-Essen, one of these Notified Bodies, to act as its agent in qualifying the equipment to obtain a CE Mark. TUV-Essen is in the process of performing a design review of the equipment and will, after the appropriate modifications are made, test for final approval of the system.

     Sales of medical devices within other jurisdictions outside the U.S. and Europe are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

THIRD PARTY REIMBURSEMENT

     If regulatory approvals are obtained for commercial use of the PRS, the potential revenues derived from marketing of the PRS will depend in large part upon whether the PRS will qualify for reimbursement from third party payors, including private insurance companies, self-insured employers, health maintenance organizations and federal and state sources of payment under the Medicare and Medicaid programs, and other sources. As a general matter, each third party payor has developed independent criteria for determining whether a particular device or treatment modality should be reimbursable and the Company cannot predict whether or to what extent the PRS will gain acceptance for reimbursement with any third party payors. However, the Company believes that the reduced capital and operation costs of the PRS when compared to competing modalities, together with the expected lower hospitalization costs, will encourage third party payors to provide reimbursement for PRS based procedures.

     In addition, many third party payors in the U.S., including the federal Medicare program and many state Medicaid programs, are planning to shift or have shifted to partially or fully capitated systems. Under such systems providers receive either a fixed payment amount per diagnosis or general treatment approach regardless of the specific treatment modality, or a fixed payment amount to provide for all the care needs of a patient over time regardless of illness. To the extent that the PRS is comparatively more cost effective than existing treatment modalities, providers subject to partial or fully capitated systems will have an incentive to utilize the PRS.

      The levels of revenues and profitability of sales of medical devices may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to subject pricing or profitability of medical devices to governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care products may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on the Company in general.

      With respect to health care reimbursement in the European Union (the "EU"), there are presently no EU-wide reimbursement procedures; the majority of the EU member nations each have a dominant national health service with distinct and unique reimbursement policies and procedures. In addition, private insurers within the EU offer a great variety of benefits. It is anticipated that by June 1998, when the Medical Devices Directive becomes mandatory in the EU, the principal prerequisite for reimbursing a procedure involving new medical equipment will be obtaining a CE Mark as described in more detail above.

     Other foreign countries also have their own health care reimbursement systems, and there can be no assurance that third party reimbursement will be made available to the Company under any foreign reimbursement system.

EMPLOYEES

     The Company presently has 32 employees, including a Chief Financial Officer, Director of Marketing and Sales, Director of Clinical Research and Regulatory Affairs, and Production and Engineering Managers. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

ITEM 2.      PROPERTY.

     The Company currently occupies approximately 17,600 square feet of space in a building located in Lexington, Massachusetts under a lease expiring in 2002. This facility is suitable for research and development, corporate administration and assembly of the PRS, and the Company believes that it will be adequate to meet its foreseeable requirements through at least 1999. The Company has an option commencing in 1999 to lease additional space in the same building.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has been notified that an individual and his employer believe that they have certain rights with regard to their understanding of the Company's planned use of the PRS for treatment of tumors in body cavities. No formal legal proceedings were initiated and the Company has reached an agreement in principle with the parties. In the opinion of management, the resolution of this matter will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     There can be no assurance that future claims against the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 3, 1996, at a special meeting of stockholders held at the offices of the Company, the stockholders of the Company authorized the following: (1) a 1-for-2 reverse stock split of the Company's Common Stock and preferred stock, (2) amendments to the Company's Articles of Organization to effect the reverse stock split and with respect to certain liquidation preferences, conversion rights and antidilution provisions of the preferred stock, among other amendments, (3) approval of the Company's 1996 Equity Incentive Plan and (4) certain amendments to the indemnification provisions of the Company's By-laws. Adjusting for the 1-for-2 reverse stock split of the Company's Common Stock and preferred stock and after giving effect to the conversion of the preferred stock into Common Stock, 3,473,739 shares of Common Stock out of 4,520,104 shares of Common Stock outstanding voted in favor of the foregoing matters.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There were 62 shareholders of record of the Company's Common Stock as of March 20, 1997. The Company has not declared or paid any dividends on its Common Stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business, and, accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock for the foreseeable future.

     The Company's Common Stock has been listed on the Nasdaq National Market under the symbol "PECX" and traded publicly since January 29, 1997.

     Set forth in chronological order is information regarding the number of shares of capital stock sold and the number of options granted by the Company during the year ended December 28, 1996, the consideration received by the Company for such shares and options, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration is claimed. None of these securities were registered under the Act. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

     1. On March 18, 1996, the Company granted 115,725 options to purchase Common Stock to employees, directors and consultants of the Company at an exercise price of $9.00 per share pursuant to the Company's 1996 Equity Incentive Plan. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

     2. As of June 29, 1996, the Company issued 1,110,307 shares of Series C Convertible Preferred Stock to private investors. These shares were converted into 1,110,307 shares of Common Stock upon the completion of the Company's initial public offering. The purchase price for 691,116 of these shares was $9.00 per share, and the purchase price for 419,191 of these shares was $8.10 per share. The latter, discounted price was paid by certain stockholders that had acquired the right to such discount in connection with their purchase of Series B Preferred Stock. The securities were sold pursuant to Regulation D and Regulation S under the Securities Act.

     3. On July 17, 1996, the Company granted 91,750 options to purchase Common Stock to employees, directors and consultants of the Company at exercise prices from $9.00-$12.00 per share pursuant to the Company's 1996 Equity Incentive Plan. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

     4. On July 17, 1996, the Company issued Reza Esfandiari 1,250 shares of Common Stock in exchange for consulting services valued at $11,250. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

       The selected consolidated statement of operations data and consolidated balance sheet data presented below as of December 30, 1995 and December 28, 1996 and the consolidated statement of operations data presented below as of December 31, 1994, are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of January 2, 1993, January 1, 1994 and the consolidated balance sheet data presented below as of December 31, 1994, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                              FISCAL YEAR ENDED
                               ------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF             JANUARY 2,      JANUARY 1,     DECEMBER 31,     DECEMBER 30,    DECEMBER 28,
 OPERATIONS DATA:                       1993            1994            1994              1995           1996
                                      ---------       ----------     -----------      -----------     -----------
                                                         (in thousands, except per share data)
Operating expenses:
  Research and                       $ 1,227          $ 1,727           $ 2,086           $ 3,226         3,577
development expenses.......
  General and                            192              251               505               866         1,512
     administrative                  -------          -------           -------           -------       -------
     expenses..............
  Total operating                      1,419            1,978             2,591             4,092         5,089
     expenses..............          -------          -------           -------           -------       -------
Operating loss.............           (1,419)          (1,978)           (2,591)           (4,092)       (5,089)
  Interest income                       (167)            (289)              (81)              (25)          130
     (expense), net........          -------          -------           -------           -------       -------
Net loss...................          $(1,586)         $(2,267)          $(2,672)          $(4,117)      $(4,959)
                                     =======          =======           =======           =======       =======
Net loss per share.........           $(1.65)          $(1.96)           $(1.96)           $(3.61)      $ (3.06)
                                     =======          =======           =======           =======       =======
Pro forma net loss per                    __               __                __                __       $ (1.10)
  share (1)................                                                                             =======
Weighted average common
     and common
     equivalent                          959            1,160             1,362             1,140         1,621
     shares
     outstanding...........
Pro forma weighted
average common
     and common                           __               __                __                __         4,516
     equivalent
     shares outstanding
     (1)...................

                             ----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET                                                                                             PRO FORMA
 DATA:                       JANUARY 2,        JANUARY 1,       DECEMBER 31,      DECEMBER 30,       DECEMBER 28,     DECEMBER 28,
                                1993              1994             1994              1995              1996              1996 (2)
                             ---------         ---------         ----------       -----------         ----------      -----------
                                                                 (in thousands)

Cash and cash                 $    210            $   68             $ 1,778          $  7,191         $  2,537            $  2,537
 equivalents:................
Total assets.................      425               526               2,949             8,703            5,117               5,117
Total long-term debt,
 including current               3,133             1,296               2,115             1,940            2,043               2,043
 portion.....................
Deficit accumulated
 during development             (3,368)           (5,636)             (8,307)          (12,425)         (17,383)            (17,383)
 stage.......................
Total shareholders'             (2,798)           (1,054)                575             6,493            2,486               2,486
 equity......................
----------------------------

(1) Includes 2,894,644 shares of Common Stock issued upon the conversion of all of the outstanding preferred stock. The remaining 33,106 shares of Common Stock issued upon the conversion of all of the outstanding preferred stock is included in historical loss per share for all periods pursuant to certain Securities and Exchange Commission requirements.

(2) Gives effect to the conversion of all outstanding preferred stock into 2,927,750 shares of Common Stock, which occurred simultaneously with the closing of the Company's initial public offering. As of December 28, 1996, the Company's outstanding preferred stock consisted of three separate series: 1,282,005 shares of Series A Convertible Preferred Stock, 500,000 shares of Series B Convertible Preferred Stock and 1,110,307 shares of Series C Convertible Preferred Stock. Upon the closing of the Company's initial public offering, each share of preferred stock was converted into one share of

       Common Stock, except that each share of Series C Convertible Preferred Stock was converted into 1.032 shares of Common Stock at $8.50 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is engaged in the design, development and commercialization of the PRS, a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any revenue from the sale of its products and does not anticipate receiving any significant revenue at least until the middle of 1998. The Company has an accumulated deficit totaling approximately $17.4 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, general and administrative and manufacturing expenses will significantly increase during 1997 as it pursues the commercialization of the PRS.

     Before medical devices such as the PRS can be marketed in the U.S., FDA approval is required. Phase II clinical trials for the treatment of metastatic brain tumors are currently being performed. Based on the results obtained in these ongoing Phase II trials, on December 11, 1996 the Company submitted a
Section 510(k) application to the FDA seeking clearance to commercialize the current model of the PRS for treatment of metastatic brain tumors. If the Company receives such Section 510(k) clearance, the Company will request the FDA to extend such clearance to the version of the PRS now under development (the "Model 4"), which the Company expects will be the first version of the PRS to be made commercially available. Locally approved clinical trials for the treatment of brain tumors are also being performed at sites in Europe and Japan. The Company currently anticipates that clinical trials to determine the safety of the PRS for treatment of breast cancer will begin in the U.K. in 1997. Based upon those trials, the Company will submit an application to the FDA to begin human clinical trials in the U.S. The possibility of treating topical tumors of the skin and mouth with the PRS is also being explored. A program has begun at a U.S. hospital which the Company expects to lead to human clinical trials with the PRS in treating Kaposi's sarcomas and other skin malignancies. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sales of the PRS. The Company will consider the use of the PRS for other potential applications on an ongoing basis. In order to support such commercialization, the Company will experience significant working capital and other financing needs.

     If all regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing resources. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to sub-contract the fabrication of most of its electrical and mechanical components. The Company is actively pursuing full functional compliance with ISO 9001 and the FDA's GMP standards that govern quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance.

     On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham & Company, Inc. and Dain Bosworth Incorporated (the "Representatives") purchased an additional 275,000 shares of Common Stock on March 4, 1997. The net proceeds of the offering will be used to (i) increase the Company's research of cancer treatment applications; (ii) continue to expand clinical trials for the PRS; (iii) obtain regulatory approvals for the PRS; (iv) enhance manufacturing and marketing capabilities and (v) provide working capital, as well as for general corporate purposes.

RESULTS OF OPERATIONS

 Fiscal Year Ended December 28, 1996 and December 30, 1995

     Research and development expenses. Research and development expenses increased by $351,071 from $3.2 million in 1995 to 3.6 million in 1996. In 1996, the Company extended the term of stock options to purchase 23,500 shares of Common Stock which would have expired during the 180-day "lock-up period" following the completion of the Company's initial public offering. These options were extended to a date which is two months after the expiration of the lock-up agreements. The Company recorded compensation expense of $272,600 pursuant to Accounting Principles Board Opinion No. 25 and allocated $258,100 to research and development expenses. Without giving effect to the allocation to research and development expenses of $258,100 in fiscal 1996 and $800,000 in fiscal 1995 due to the extension of stock options in such periods, research and development expenses would have increased by $892,971. The increase reflects significant increases in activity in the Company's clinical trial efforts and bladder and breast cancer research and development programs. A portion of the increase in research and development expenses is attributable to preclinical animal trials for the bladder application in 1996. The principal costs in research and development were the Phase II clinical trials. Other factors contributing to the increase in research and development expenses were as a result of discussions with physicians in the U.K. to initiate clinical trials in breast tumors. Costs were incurred in formulating the breast cancer research and trial protocol and developing accessory equipment for the trials.

     General and administrative expenses. General and administrative expenses increased by $645,542 from $866,733 in 1995 to $1.5 million in 1996. The increase is attributable to a growth in personnel from 21 in 1995 to 27 employees in 1996 and related costs. Additional increases related to legal and professional fees related to both general corporate representation and the protection of intellectual property rights.

     Interest income. Interest income increased by $164,792 from $85,750 in 1995 to $250,542 in 1996. The change resulted from investing the proceeds of a private placement in the fourth quarter of 1995.

 Fiscal Year Ended December 30, 1995 and December 31, 1994

     Research and development expenses. Research and development expenses increased by $1.1 million from $2.1 million in 1994 to $3.2 million in 1995. In 1995, the Company extended the term of stock options to purchase 100,000 shares of Common Stock at an exercise price of $0.40 per share from seven to twelve years. This extension resulted in the Company recording $860,000 of compensation expense based upon an estimated fair value of $9.00 per share.
This compensation expense was allocated between research and development expenses and general and administrative expenses. In 1995, the Company began to increase the number of clinical sites which were conducting Phase II clinical trials. The Company also expanded its activities outside the U.S. to a second European site in Germany and a new site in Japan. The commercialization of the PRS in Germany will be subject to the European Union's Medical Devices Directive, and to the jurisdiction of the Ministry of Health and Welfare (under the Pharmaceutical Affairs Law) in Japan. Delays in the Company's efforts to conduct clinical trials and obtain regulatory approvals in these countries could adversely affect the Company's financial position and results of operations.
The Company anticipates that sales of the PRS will primarily be denominated in U.S. dollars, and recognizes that the value of the U.S. dollar in relation to foreign currencies could have an adverse impact on PRS sales to foreign customers. While the Company currently has insignificant foreign currency exposure, the Company intends to regularly monitor its foreign currency risks in connection with the commercialization of the PRS and to take measures, including the possible purchase of foreign currency exchange contracts, which it considers appropriate to reduce the impact of foreign exchange fluctuations on the Company's results of operations.

     The Company and Toshiba have also entered into a Clinical Trial Agreement dated as of December 13, 1995. Under this agreement, Toshiba has agreed to purchase two PRS systems for use in clinical trials in Japan. Toshiba has also agreed, subject to certain conditions and limitations, to bear overall responsibility for the performance of the Japanese clinical trials and for obtaining regulatory approvals in Japan. Under this agreement, Toshiba is obligated "to bear the full cost to be incurred for any legal procedures for conducting the Clinical Trials in Japan and for obtaining" regulatory approvals in Japan. The Company has agreed to make available certain training and installation services, and to provide technical information and PRS spare parts.

     Under an International Distributor Sales and Service Agreement (the "Toshiba Agreement") between the Company and Toshiba dated December 13, 1995, the Company has granted to Toshiba an exclusive right to sell and service the PRS in Japan during the term of the Toshiba Agreement. Pursuant to the Toshiba Agreement, Toshiba has agreed to provide certain training services to PRS customers and to perform certain PRS repairs (to the extent such repairs are not then covered by the Company warranty on the PRS). Subject to certain termination rights, the Toshiba Agreement expires three years after all necessary legal, regulatory or administrative approvals to import, market, sell and use the PRS in Japan are first obtained.

     The two agreements with Toshiba described above are material to the Company, its future financial conditions and results of operations.

     General and administrative expenses. General and administrative expenses increased by $361,672 from $505,061 in 1994 to $866,733 in 1995. The increase is attributable to a growth in personnel from 13 in 1994 to 21 in 1995 and related costs. The additional increases in 1995 are a function of the allocation of the compensation expense from the stock option extension and legal and professional fees related to general corporate representation and the protection of intellectual property rights.

     Interest income (expense). Interest expense decreased by $33,016 from $143,661 in 1994 to $110,645 in 1995. This decrease is attributable to the prior period conversion of debt. Interest income increased by $22,277 from $63,473 in 1994 to $85,750 in 1995. This increase is attributable to the receipt of offering proceeds from a private placement in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations through the issuance of convertible debt and Preferred and Common Stock in a series of private placements totalling approximately $20.8 million. On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock, the Representatives purchased an additional 275,000 shares of Common Stock on March 4, 1997. See "--Overview". As a result of such initial public offering, the Company received net proceeds of approximately $17,185,000.

     Consolidated working capital was $2.8 million at December 28, 1996, compared with $7.6 million at December 30, 1995. Included in working capital are cash and cash equivalents of $2.5 million at December 28, 1996, compared with $7.2 million at December 30, 1995. During 1996, $4.1 million of cash was used for operating activities. Prepaid expenses increased in 1996 due to costs associated with the Company's initial public offering, which will be netted against the proceeds of the offering in 1997.

     The Company used $737,531 of cash in 1996 for fixed assets and leasehold improvements associated with its move to a new facility.

     The Company received $629,321 of cash in 1996 from the sale of Common and Preferred Stock.

     The Company maintains medical product liability insurance policies with respect to its clinical trials which the Company believes contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company will be required to obtain product liability insurance covering the commercial use of its products.

     The Company is currently involved in settlement discussions with a physician and his employer. The Company understands that such physician believes that he made certain contributions concerning use of the PRS to treat bladder cancer, and that such physician believes that he is entitled to compensation for those claimed contributions. The Company understands that such physician's employer believes that it is entitled to a percentage interest in any amounts paid to such physician. The position of the Company's management is that the Company is not using any proprietary information of such physician in any device currently under development or being sold by it. The Company's management also believes that the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

     The Company's capital requirements may change depending upon the progress of the Company's research and development activities, progress of the clinical trials, progress on new applications for treatment with the PRS and costs involved with procuring and defending patents.

     The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, prostate, bladder and skin. The Company expects that the capital requirements to complete the commercialization of the PRS to treat metastatic brain tumors will require approximately $6.5 million from the net proceeds of the Company's initial public offering. Such proceeds are needed to complete the Section 510(k) clearance, ISO 9001 approval, purchase of capital equipment for assembly and manufacturing of components for the PRS and to support a sales and marketing structure. At this point, the Company is not able to estimate the capital requirements of commercializing all applications of the PRS.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company are as follows:

Name                             Age   Position
----                             ---   --------
Peter M. Nomikos                 65  Chairman of the Board, President, Chief
                                     Executive Officer and Treasurer
Peter E. Oettinger, Ph.D. (1)    59  Vice President, Chief Operating Officer and
                                     Director
Gerald J. Bojas                  60  Chief Financial Officer
John J. Crowley                  41  Controller
George N. Hatsopoulos, Ph.D.(1)  70  Director
Roger D. Wellington (1)          69  Director
--------------

(1) Members of the Audit Committee

     PETER M. NOMIKOS has served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since its founding in 1989. Mr. Nomikos was co-founder of Thermo Electron Corporation ("Thermo Electron") where he was a director until 1976. For the past 30 years, Mr. Nomikos has resided in London and has been involved in maritime shipping as Managing Director of Nomikos (London) Ltd. He devotes on average approximately 150 hours per month (or roughly two-thirds of his professional time) to directing the overall business activities of the Company in the U.S. and abroad. Approximately one-third of Mr. Nomikos' professional time is devoted to his other professional activities, including those relating to PYC Corporation.

     PETER E. OETTINGER, PH.D. has served as Vice President, Chief Operating Officer and a Director of the Company since its founding in 1989. From 1978 to 1988, Dr. Oettinger, was Manager of research and Development of Thermo Electron's Direct Energy Conversion Operation, and Thermo Electron's Laser Laboratory. Dr. Oettinger has a B.S. from Cornell University, an M.S. from the California Institute of Technology and a Ph.D. from Stanford University.

     GERALD J. BOJAS has served as the Chief Financial Officer of the Company since March 1997. Prior to joining the Company, from 1992 to 1996 Mr. Bojas was Treasurer and Corporate Controller of MediSense, Inc. He also was the Chief Financial Officer of MediSense, Inc. from 1990 to 1991. From 1981 to 1990, Mr. Bojas was the Corporate Controller of Compugraphic Corporation. Mr. Bojas has a B.S. in accounting from Wayne State University.

     JOHN J. CROWLEY has served as the Controller of the Company since 1991. Prior to joining the Company, Mr. Crowley was the Controller of Applications Systems Corporation, a software company. Mr. Crowley has a B.S. in accounting from Bentley College.

     GEORGE N. HATSOPOULOS, PH.D., has served as a Director of the Company since its founding in 1989. Dr. Hatsopoulos, Ph.D., has served as a Director of the Company since its founding in 1989. Dr. Hatsopoulos has been Chairman of the Board and Chief Executive Officer of Thermo Electron and has served as Director of Thermo Electron since 1956. Dr. Hatsopoulos is also a Director of BBN Corporation, Thermedics Inc., Thermo Ecotek Corporation, Thermo Fibertek Inc., Thermo Instrument Systems Inc., Thermo Optek, Inc., ThermoQuest Corporation and ThermoTrex Corporation.

     ROGER D. WELLINGTON has served as a Director of the Company since its founding in 1989. Mr. Wellington serves as President and Chief Executive Officer of Wellington Consultants, Inc. and Wellington Associates, Inc., international business consulting firms he founded in 1994 and 1989, respectively. Prior to 1989, Mr. Wellington served for more than five years as Chairman of the Board of Augat Inc., a manufacturer of electromechanical components. Prior to 1988, he also held the positions of President and Chief Executive Officer of Augat Inc. Mr. Wellington is also a Director of BBN Corporation and Thermo Electron.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) of the Exchange Act requires the Company's Directors and officers and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Because the initial public offering of the Company was not completed until 1997, the Company's Directors and officers and holders of more than 10% of the Company's Common Stock were not subject to Section 16(a) during fiscal 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning the compensation paid by the Company to Mr. Nomikos, the Company's Chairman of the Board, President, Chief Executive Officer and Treasurer, and Dr. Oettinger, the Company's Vice President and Chief Operating Officer, for the fiscal year ended December 28, 1996. No other offices or employees of the Company received salary bonus in excess of $100,000 for all services rendered to the Company during the year then ended.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                    ----------------------------------------------------------
                                                      OTHER ANNUAL   LONG-TERM     ALL OTHER
NAME AND PRINCIPAL POSITION          SALARY   BONUS  COMPENSATION  COMPENSATION   COMPENSATION
----------------------------------  --------  -----  ------------  ------------   ------------
Peter M. Nomikos
 Chairman of the Board,
 President,
 Chief Executive Officer and
 Treasurer (1)......................       -      -          -             -          $50,000(2)

Peter E. Oettinger, Ph.D.
 Vice President,   Chief Operating
 Officer and Director...............
                                      $116,742    -          -             -                -
----------

(1) Although Mr. Nomikos devotes substantial time to the business of the Company, he is also engaged in other business activities through a London-based company.
(2) Mr. Nomikos' compensation was awarded in shares of Common Stock based upon the fair market value of the Common Stock at the beginning of the fiscal year. For fiscal 1996, Mr. Nomikos received 5,556 shares of Common Stock at a $9.00 per share value.

          The following table sets forth certain information relating to grants of stock options made during the fiscal year ended December 28, 1996 to each of Mr. Nomikos and Dr. Oettinger.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                              -----------------------------------------------------------------------
                                                                                                     POTENTIAL REALIZABLE  VALUE AT
                                                      PERCENT OF                                      ASSUMED ANNUAL RATES OF STOCK
                                    NUMBER OF       TOTAL OPTIONS                                         PRICE APPRECIATION FOR
                                    SECURITIES        GRANTED TO        EXERCISE OR                             OPTION TERM
                                    UNDERLYING        EMPLOYEES IN      BASE PRICE                    ------------------------------
NAME                              OPTIONS GRANTED     FISCAL YEAR         ($/SH)      EXPIRATION DATE      5%($)             10%($)
---                               ---------------   --------------      ----------    ---------------      ----              -----
Peter M.   Nomikos.........             12,500               6.0%            $9.00  March 18, 2003          $37,004         $ 94,552

                                        12,500               6.0%             8.50   July 17, 2003           43,254          100,802

                                        ------              ----                                            -------         --------

                                        25,000              12.0%                                           $80,258         $195,354


Peter E.   Oettinger,
 Ph.D......................             12,500               6.0%            $9.00  March 18, 2003          $37,004         $ 94,552

                                        12,500               6.0%             8.50   July 17, 2003           43,254          100,802

                                        ------              ----                                            -------         --------

                                        25,000              12.0%                                           $80,258         $195,354


          The following table sets forth certain information regarding stock option exercises during the fiscal year ended December 28, 1996 and stock options held at such year end by Mr. Nomikos and Dr. Oettinger.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                        NUMBER OF
                                                                       SECURITIES
                                                                       UNDERLYING
                                                                       UNEXERCISED                VALUE OF UNEXERCISED
                                                                     OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT FISCAL
                                                                        YEAR END                       YEAR END (1)
                                       SHARES                  ----------------------------  --------------------------------
                                    ACQUIRED ON        VALUE
NAME                                  EXERCISE       RECEIVED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE (1)
---                                  ---------       --------   -----------   -------------    -----------   ----------------
Peter M.
   Nomikos...............                 0               -       23,500         36,500         $  148,500      $31,500
Peter E.   Oettinger,
   Ph.D..................                 0               -      129,500         43,000          1,012,000       70,500
-------------

(1) Based on the initial public offering price of the Common Stock ($8.50 per share), less the option exercise price.

COMMITTEES OF THE BOARD OF DIRECTORS; COMPENSATION OF DIRECTORS

     The Board of Directors has appointed an Audit Committee, which has general responsibility for supervision of financial controls as well as accounting and audit activities of the Company. The Audit Committee has the responsibility to annually review the qualifications of the Company's independent certified public accountants, make recommendations to the Board of Directors concerning the selection of the accountants and review the planning, fees and results of the accountants' audit. The current members of the Audit Committee are Messrs. Hatsopoulos, Oettinger and Wellington.

     Outside Directors of the Company currently receive an annual stipend of $2,000, a fee of $1,000 per regular or special Directors meeting attended in person (together with reimbursement of reasonable travel expenses), a fee of $500 per each such Directors meeting participated in by means of conference telephone arrangements and a fee of $500 per any regular or special meeting of any Committee of the Board of Directors, whether attended in person or participated in by conference telephone arrangements (together, in the event not coincident with a Directors meeting, with reimbursement of reasonable travel expenses). Directors who are employees of the Company receive no compensation as members of the Board of Directors.

COMPENSATION AND INSIDER PARTICIPATION

     The entire Board of Directors was responsible for determining the compensation of executive officers during fiscal 1996. Mr. Nomikos and Dr. Oettinger, the Company's President and Chief Executive Officer, and Vice President and Chief Operating Officer, respectively, are Directors and, although they did not participate in deliberations relating to their own compensation, each participated in deliberations relating to the compensation of the other.

STOCK PLANS

  1989 STOCK OPTION PLAN

     The Company, effective January 20, 1989, adopted a non-qualified stock option plan (the "Stock Option Plan") for persons selected by the Board of Directors of the Company, including key employees, officers, directors and consultants of the Company and its affiliates. The Stock Option Plan is administered by the Company's Board of Directors, which determines the terms of options granted under the plan, including the number of shares subject to each option and the option price. In general, options which have been granted under the plan expire no later than seven, ten or twelve years after the date of grant and vest over a period of 45 months or five or seven years from the date of grant. When an optionee ceases to be a director, employee or consultant of the Company or a subsidiary, an option terminates either upon or shortly after termination.

     Shares purchased upon the exercise of an option are subject to transfer restrictions, which in general preclude the holder from transferring them without the Company's consent, except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. These transfer restrictions are to lapse 90 days after the initial public offering of Common Stock by the Company.

     The Company's Board of Directors voted on July 17, 1996 to terminate the Stock Option Plan, and no further options may be issued under the plan after that date. The Company has granted under the Stock Option Plan non-qualified stock options to purchase a total of 733,225 shares of Common Stock at exercise prices ranging from $0.40 to $9.00 per share.

  EMPLOYEE STOCK PURCHASE PLAN

     An Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors on March 18, 1994. In 1994, the Company issued 121,000 shares of Common Stock to employees of the Company pursuant to the Stock Purchase Plan at a price of $3.00 per share. A total of 85,500 of these shares are fully paid and non-assessable. Consideration for the remaining 35,500 shares was in the form of promissory notes executed by the employees in favor of the Company. These promissory notes, with an aggregate face amount of $106,500, are being repaid by the employees through automatic bi-weekly payroll deductions. As of December 28, 1996 $57,931 was owed under the notes, which are scheduled to be repaid in full by April 2, 1999.

     The Company's Board of Directors voted on July 17, 1996 to terminate the Stock Purchase Plan, and no further shares may be issued under the plan after that date.

  STOCK EQUITY INCENTIVE PLAN

     On July 17, 1996, the Board of Directors of the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") for employees, officers, directors and consultants of the Company and its subsidiaries, and recommended approval of the plan by the stockholders. The 1996 Plan provides for grants of incentive stock options to employees (including officers) of the Company, and for grants of non-qualified stock options to such employees as well as to directors and consultants of the Company and its subsidiaries. In addition, persons eligible to receive non-qualified stock options can be awarded shares of Common Stock and given the opportunity to purchase shares of Common Stock. A total of 266,775 shares of Common Stock may be issued under the 1996 Plan. As of January 29, 1997, 91,750 stock options have been granted under the 1996 Plan.

     The 1996 Plan is administered by the Board of Directors of the Company, which may delegate any or all of its responsibilities to a Committee of two or more Board members who, if the Company registers any class of any equity security pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), must qualify as non-employee directors within the meaning of Rule 16b-3 adopted pursuant to the Exchange Act. The plan administrator determines the recipients and terms of all stock rights granted under the plan, including in the case of all options, the option price. Except in the case of some incentive stock options, as described below, the term of all options granted under the plan may not exceed ten years.

     Special rules apply to incentive stock options. The exercise price of all incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. If an incentive stock option is granted to an optionee who owns stock representing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of the option must equal at least 110% of the fair market value of the Common Stock on the date of grant and the maximum term of the option cannot exceed five years. No incentive stock option may be transferred by the optionee other than by will or the laws of descent and distribution, and should the holder of an incentive stock option cease to be employed by the Company and any of its subsidiaries, he or she (or his or her estate, personal representative or beneficiary in the event of death) will no longer be able to exercise the option to the extent of the shares not exercisable upon termination of employment, and will have a limited period of time after termination of employment within which to exercise the option (in general, three months in the case of termination other than by reason of disability or death, one year in the event of disability, and 180 days in the event of death, unless the option expires earlier by its terms).

     At the request of an optionee, the plan administrator can take whatever action is necessary to convert such optionee's incentive stock options into non-qualified options. Also, an optionee's rights with respect to options and other rights granted under the 1996 Plan are to be appropriately adjusted when certain events occur, such as a stock dividend or split, a recapitalization, or a merger or sale of assets.

     The Board of Directors of the Company has the authority to amend or terminate the 1996 Plan provided that, in general, no amendment may alter or impair the rights of a grantee under any option previously granted without the grantee's consent and shareholder approval must be obtained within 12 months before or after the Board adopts a resolution authorizing certain actions, including the extension of the expiration date of the 1996 Plan or the increase in the number of shares reserved for issuance under the 1996 Plan. Unless sooner terminated, the 1996 Plan will terminate on July 16, 2006.

  401(K) PLAN

     On April 1, 1995, the Company terminated its Simplified Employee Pension Plan and adopted the Photoelectron Corporation 401(k) Retirement Plan, a standardized prototype plan which is intended to qualify under Sections 401(a) and 501 of the Code (the "401(k) Plan"). All employees who have completed three months of service with the Company and who have attained age 21 are eligible to participate in the 401(k) Plan, except that all employees on the effective date of the 401(k) Plan immediately became eligible to participate. The 401(k) Plan provides that each participant may contribute from 2% up to 15% of his or her compensation. The Company may also make discretionary matching contributions equal to no more than 6% of each participant's compensation. The 401(k) Plan is intended to qualify under Section 401(a) of the Code so that contributions to the Plan, and income earned on Plan contributions, are not taxable to participants until withdrawn from the 401(k) Plan, and so that any contributions by the Company will be deductible by the Company when made. Discretionary Company contributions and the investment earnings thereon vest at the rate of 20% a year after one year of service and become fully vested in any event at normal retirement age (age 65).

  EXTENSION OF CERTAIN OPTIONS

     In the fourth quarter of 1996, the Company extended the terms of certain options issued to four employees of the Company. These options, by their terms, would expire but for such extension during the 180-day "lock-up period" following January 29, 1997. These options were extended to a date which is two months after the expiration of the lock-up agreements. These options are exercisable into an aggregate of 23,500 shares of Common Stock, and none of said employees is an officer or director of the Company. The Company recorded compensation expense of $272,600 pursuant to Accounting Principals Board Opinion No. 25 in the fourth quarter as a result of this extension for its fiscal quarter ending December 28, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 20, 1997 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock (assuming conversion of all outstanding warrants and convertible debt, and conversion of all preferred Stock), (ii) each of the Company's directors, (iii) each of the Company's executive officers who received salary and bonus in excess of $100,000 for all services rendered during the fiscal year ended December 28, 1996, and (iv) all of the Company's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the company believes that the persons named in this table have voting and investment power with respect to all the shares of Common Stock indicated. The following table also includes shares of Common Stock that the following persons have the right to acquire within sixty (60) days.


DIRECTORS, OFFICERS AND 5%                   AMOUNT AND NATURE OF        PERCENT OF
 STOCKHOLDERS                                BENEFICIAL OWNERSHIP (1)   COMMON STOCK
---------------------------                  -----------------------    ------------
Peter M. Nomikos.............................      4,473,155 (2)          49.7%
Peter E. Oettinger, Ph.D.....................        182,000 (3)           2.6
George N. Hatsopoulos, Ph.D..................         16,500 (4)             *
Roger D. Wellington..........................         16,500 (5)             *
Sociedad Internacional De Finanzas SA........        380,764               5.5
  Montevideo, Uruguay
Thermo Electron Corporation..................        833,612 (6)          11.9
  81 Wyman Street
  Waltham, MA 02254

PYC Corporation..............................      3,727,736 (7)          45.0
  c/o Aegeus Shipping Co., Ltd.
  TANPY Building
  17-19 Akti Miaouli
  Piraeus 185 35 Greece
All directors and executive officers as a
  group (5 persons)..........................      4,708,654              51.5
-----------------

*    Less than 1%.
(1) Includes the number of shares and percentage ownership represented by such shares determined to be beneficially owned by a person in accordance with the rules of the Securities and Exchange Commission. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The number of shares beneficially owned by a person includes shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 1997 Such exercisable options are shown in the footnotes to this table for each such person. The persons named in this table having voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2) Includes 11,000 shares subject to vested options granted by the Company, and 716,930 shares issuable upon conversion of convertible debt. Also includes 1,417,334 shares issuable upon exercise of outstanding warrants owned by PYC Corporation, of which Mr. Nomikos is the President. Mr. Nomikos has been granted investment power and the authority to vote such shares by PYC Corporation.
(3) Includes 104,500 shares subject to options granted by the Company. Also includes 44,444 shares held by the Oettinger Children Irrevocable Trust.
(4) Includes 4,000 shares subject to options granted by the Company. Does not include any shares owned by Thermo Electron, as to which Dr. Hatsopoulos disclaims beneficial ownership.
(5)  Includes 4,000 shares subject to options granted by the Company.
(6) Includes 171,008 shares issuable upon conversion of convertible debt owned by Thermo Electron.
(7)  Includes 1,417,334 shares issuable upon exercise of outstanding warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company utilizes certain administrative resources of Thermo Electron on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $3,582 in 1996 for these services. George N. Hatsopoulos, Ph.D., a director of the Company, is Chairman of the Board and Chief Executive Officer of Thermo Electron. Roger D. Wellington is also a director of Thermo Electron.

     The Company is provided with certain services by Thermo Power Corporation, a majority-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $159,263 in 1996 for these services. As of December 28, 1996, $31,322 was payable to Thermo Power Corporation and was included in accounts payable in the accompanying consolidated balance sheets.

     The Company entered into a Convertible Note and Warrant Purchase Agreement dated as of May 13, 1992, as amended (the "1992 Debt Agreement"), pursuant to which the Company sold a $4,252,000 8% Convertible Demand Note (the "1992 Note") to Peter M. Nomikos, Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company. The principal amount of the 1992 Note is convertible into Common Stock at $3.00 per share. Currently, the aggregate principal amount outstanding under the 1992 Note is $705,000.

     The warrant purchase rights under the 1992 Debt Agreement entitle Mr. Nomikos to acquire warrants for $0.20, pursuant to which he may purchase shares of Common Stock at $3.00 per share. Mr. Nomikos (or his assignee) acquired warrants to purchase 1,417,334 shares of Common Stock in 1996. At December 28, 1996, warrants to purchase an aggregate of 1,417,334 shares of Common Stock were outstanding. All warrants issued to date are now held by PYC Corporation.

     In 1994, the Company sold an aggregate of 121,000 shares of Common Stock to Dr. Peter Oettinger, John Crowley and the employees of the Company for $3.00 per share pursuant to the

Company's Employee Stock Purchase Plan. Dr. Oettinger, a director and officer of the Company, purchased 50,000 shares, all of which are fully paid and nonassessable. Mr. Crowley, Controller of the Company, purchased 10,000 shares, 5,000 of which are fully paid and non-assessable and 5,000 of which are being paid for through bi-weekly payroll deductions, in accordance with the terms of the Employee Stock Purchase Plan.

     In 1996, the Company issued 1,110,307 shares of Series C Convertible Preferred Stock to Petronome Corporation ("Petronome"), a corporation in which Peter M. Nomikos has investment and voting power, and other private investors. The purchase price for 27,173 of the shares acquired by Petronome and 663,943 of the shares acquired by such other private investors was $9.00 per share, and the purchase price for 98,222 of the shares acquired by Petronome and 320,969 of the shares acquired by such other investors was $8.10 per share. The latter discounted price was paid by those stockholders that had acquired the right to such discount in connection with their purchase of Series B Preferred Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) See the Exhibit Index included immediately preceding the exhibits to this Form 10-K.

     (b) Financial Data Schedule is included as Exhibit 27 to this Form 10-K. All other Schedules are not required under the instructions relating to the applicable accounting regulations of the Securities and Exchange Commission or are inapplicable, and therefore have been omitted.

     (c)   Reports on Form 8-K
           None.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants...................................F-2

Consolidated Balance Sheets as of December 28, 1996 and
    December 30, 1995......................................................F-3

Consolidated Statements of Operations for the years ended
    December 28, 1996, December 30, 1995 and December 31, 1994.............F-4

Consolidated Statements of Cash Flows for the years ended
    December 28, 1996, December 30, 1995 and December 31, 1994.............F-5

Consolidated Statements of Shareholders' (Deficit) Equity at
    December 28, 1996, December 30, 1995 and December 31, 1994.............F-6

Notes to Consolidated Financial Statements.........................F-7 to F-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:


          We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation in the development stage) as of December 30, 1995 and December 28, 1996, and the related consolidated statements of operations, shareholders' (deficit) investment and cash flows for the three years ended December 28, 1996 and for the period from inception (January 4, 1989) to December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for the three years ended December 28, 1996 and for the period from inception (January 4, 1989) to December 28, 1996, in conformity with generally accepted accounting principles.

                                         /s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts
March 19, 1997

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                        -----------------------------------------------
                                          DECEMBER 30,   DECEMBER 28,    PRO FORMA
                 ASSETS                       1995           1996        DECEMBER 28,
                                                                            1996
                                        -----------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents............  $  7,191,268   $  2,537,023       $ 2,537,023
   Inventories..........................       495,590        323,714           323,714
   Prepaid Expenses.....................       121,936        992,412           992,412
   Other current assets.................        70,274         28,871            28,871
                                          ------------   ------------       -----------
        Total current assets............     7,879,068      3,882,020         3,882,020
                                          ------------   ------------       -----------
PROPERTY AND EQUIPMENT:
   Computer equipment...................       255,091        311,295           311,295
   Lab and production equipment.........       288,181        438,025           438,025
   Clinical site equipment..............       611,813        656,395           656,395
   Furniture and fixtures...............        65,333         97,164           97,164
   Leasehold improvements...............       175,203        630,273           630,273
                                          ------------   ------------       -----------
                                             1,395,621      2,133,152         2,133,152
   Less - Accumulated depreciation and
    amortization........................       572,188        898,127           898,127
                                          ------------   ------------       -----------
                                               823,433      1,235,025         1,235,025
                                          ------------   ------------       -----------
     Total assets                         $  8,702,501   $  5,117,045       $ 5,117,045
                                          ============   ============       ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)
 EQUITY
CURRENT LIABILITIES:
   Accounts payable.....................  $    204,023   $    307,795       $   307,795
   Accrued expenses.....................        51,085        247,880           247,880
   Accrued payroll and benefits.........        14,524         32,204            32,204
   Current portion of convertible                -----        454,230           454,230
    subordinated notes                    ------------   ------------       -----------
     Total current liabilities............     269,632      1,042,109         1,042,109
                                          ------------   ------------       -----------
LONG-TERM DEBT:
   Convertible subordinated notes and
    other advances,                          1,940,230      1,589,147         1,589,147
   net of current portion                 ------------   ------------       -----------
SHAREHOLDERS' EQUITY (NOTES 6, 7 AND 8):
 Preferred stock, $0.01 par value --
   Authorized -- 7,500,000 shares
   Issued and outstanding -- 2,881,201,
      2,892,312 and none at
      December 30, 1995, December 28,
      1996 and pro forma, respectively          28,812         28,923                 -
Common Stock, $0.01 par value --
   Authorized -- 15,000,000 shares
   Issued and outstanding -- 1,583,554,
      1,597,910 and 4,525,660 at
      December 30, 1995, December 28,
      1996 and pro forma, respectively          15,837         15,979            45,257
 Capital in excess of par value --
      common stock                           2,343,018      2,679,724        19,881,832
 Capital in excess of par value --
      preferred stock                       17,102,574     17,202,463                 -
 Subscription receivable                      (573,004)       (57,931)          (57,931)
 Deficit accumulated during development
      stage                                (12,424,598)   (17,383,369)      (17,383,369)
                                          ------------   ------------       -----------
    Total shareholders' equity               6,492,639      2,485,789         2,485,789
                                          ------------   ------------       -----------
    Total liabilities and shareholders'
      equity                              $  8,702,501   $  5,117,045       $ 5,117,045
                                          ============   ============       ===========

  The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED
                                        ------------------------------------------------------------------------------------------
                                             DECEMBER 31,         DECEMBER 30,         DECEMBER 28,         PERIOD FROM INCEPTION
                                               1994                 1995                 1996                (JANUARY 4, 1989)
                                                                                                            TO DECEMBER 28, 1996
                                        ------------------------------------------------------------------------------------------

Operating Expenses:
 Research and development expenses           $ 2,086,399           $ 3,225,530          $ 3,576,601            $ 13,250,268
 General and administrative expenses             505,061               866,733            1,512,275               3,623,336
                                             -----------           -----------          -----------            ------------
       Total operating expenses                2,591,460             4,092,263            5,088,876              16,873,604
                                             -----------           -----------          -----------            ------------
       Operating loss                         (2,591,460)           (4,092,263)          (5,088,876)            (16,873,604)
                                             -----------           -----------          -----------            ------------
Interest income                                   63,473                85,750              250,542                 448,138
Interest expense                                (143,661)             (110,645)            (120,437)               (957,903)
                                             -----------           -----------          -----------            ------------
 Interest (expense) income, net                  (80,188)              (24,895)             130,105                (509,765)
                                             -----------           -----------          -----------            ------------
 Net loss                                    $(2,671,648)          $(4,117,158)         $(4,958,771)           $(17,383,369)
                                             ===========           ===========          ===========            ============
 Net loss per common and common
    equivalent share                              $(1.96)               $(3.61)         $     (3.06)
                                             ===========           ===========          ===========
 Pro forma net loss per share                $         -           $         -          $     (1.10)
                                             ===========           ===========          ===========
Weighted average common and common
    equivalent shares outstanding             1,362,098             1,140,416            1,621,060
Pro forma weighted average common and
    common equivalent shares
    outstanding                                      -                     -            4,515,704

The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR ENDED
                                                    -------------------------------------------------------------------------------

                                                     DECEMBER 31,        DECEMBER 30,       DECEMBER 28,      PERIOD FROM INCEPTION
                                                         1994                1995               1996           (JANUARY 4, 1989) TO
                                                                                                                 DECEMBER 28, 1996
                                                    ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................            $(2,671,648)        $(4,117,158)       $(4,958,771)          $(17,383,369)
 Adjustments to reconcile net loss to net
 cash used in operating activities --
 Depreciation and amortization.............                146,806             288,416            325,939                906,718
 Noncash interest converted to
 subordinated notes                                        130,853             109,331            103,147                870,595
 Noncash salary converted to common stock                   50,000              50,000             50,000                250,000
 Noncash research and development
 expense converted to subordinated notes                     9,000                   -                  -                  9,000
 Noncash salary stock options extension                          -             860,000            272,600              1,132,600
 Changes in current accounts --
 Inventories...............................               (454,148)            129,930            171,876               (323,444)
 Prepaid expenses..........................                (38,804)            (53,287)           (89,270)              (211,206)
 Other current assets......................                 14,920             (66,234)            41,403                (28,871)
 Accounts payable..........................                 52,380              52,276            103,772                307,795
 Accrued expenses..........................                (77,590)            (43,341)           (93,725)                79,136
                                                       -----------         -----------        -----------            ------------
 Net cash used in operating activities.....             (2,838,231)         (2,790,067)        (4,073,029)            (14,391,046)
                                                       -----------         -----------        -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold
 improvements                                             (389,600)           (638,988)          (737,531)             (2,108,306)
 Proceeds from sale of equipment and
 leasehold improvements.                                     9,845                   -                  -                   9,845
                                                       -----------         -----------         __________            ------------
 Net cash used in investing activities                    (379,755)           (638,988)          (737,531)             (2,098,461)
                                                       -----------         -----------         ----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock....                268,127                   -             29,321                 596,448
 Proceeds from issuance of preferred stock.              3,935,771           8,849,600            600,000              13,385,370
 Proceeds from issuance of subordinated
 convertible notes.........................                737,000                   -                  -               5,322,000
 Proceeds from issuance of warrants........                      -                   -                  -                 236,453
 Offering Expenses.........................                      -                   -           (473,006)               (473,006)


 Payments under capital lease obligations..                (13,120)             (7,458)                 -                 (40,735)
                                                       -----------         -----------        -----------            ------------
 Net cash provided by financing activities               4,927,778           8,842,142            156,315              19,026,530
                                                       -----------         -----------        -----------            ------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..........................              1,709,792           5,413,087         (4,654,245)              2,537,023
                                                                                                                     ------------
CASH AND CASH EQUIVALENTS, BEGINNING                        68,389           1,778,181          7,191,268                       -
 OF PERIOD.................................            -----------         -----------        -----------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...            $ 1,778,181         $ 7,191,268          2,537,023               2,537,023
                                                       ===========         ===========        ===========            ------------
CASH PAID FOR:
 Interest..................................            $         -         $         -        $         -            $          -
                                                       ===========         ===========        ===========            ============
CASH FLOWS FROM NONCASH FINANCING
 ACTIVITIES:
 Conversion of salary expense to common
 stock.                                                $    50,000         $    50,000        $    50,000            $    250,000
                                                       ===========         ===========        ===========            ============
 Conversion of convertible subordinated
 notes to common stock.                                $        -          $   253,402        $         -            $  4,027,015
                                                      ===========          ===========        ===========            ------------
 Conversion of common stock
 to preferred stock.                                  $ 3,846,015          $         -        $         -            $  3,846,015
                                                      ===========          ===========        ===========            ------------
 Capital lease obligation incurred for
 equipment.                                           $         -          $         -        $         -            $     40,383
                                                      ===========          ===========        ===========            ------------
 Conversion of convertible subordinated notes         $    47,000          $         -        $         -            $     47,000
  to warrants.                                        ===========          ===========        ===========            ============

The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                 PREFERRED       COMMON      COMMON STOCK      PREFERRED      SUBSCRIPTION       DEFICIT
                                   STOCK,     STOCK, $0.01    CAPITAL IN         STOCK         RECEIVABLE      ACCUMULATED
                                 $0.01 PAR     PAR VALUE      EXCESS OF        CAPITAL IN                         DURING
                                   VALUE                      PAR VALUE         EXCESS OF                      DEVELOPMENT
                                                                               PAR VALUE                          STAGE
                                 ---------    ------------    ----------       ----------      -----------     -------------
INITIAL ISSUANCE OF COMMON
     STOCK                       $       -      $  7,475     $   291,525       $       -         $       -        $        -
     Net Loss                                                                          -                 -
                                         -             -               -               -                 -          (414,045)
                                   -------      --------       ---------        --------         ---------      ------------
BALANCE,  DECEMBER 28, 1989              -         7,475         291,525               -                 -          (414,045)
     Net Loss..................          -             -               -               -                 -          (394,275)
                                   -------      --------       ---------        --------         ---------      ------------
BALANCE, DECEMBER 29, 1990               -         7,475         291,525               -                 -          (808,320)
     Net Loss..................          -             -               -               -                 -          (973,773)
                                   -------      --------       ---------        --------         ---------      ------------
BALANCE, DECEMBER 28, 1991               -         7,475         291,525               -                 -        (1,782,093)
     Issuance of common stock..          -         2,042         147,958               -                 -                 -
     Issuance of warrants......          -             -         121,453               -                 -                 -
     Net loss..................          -             -               -               -                 -        (1,586,239)
                                   -------      --------       ---------        --------         ---------      ------------
BALANCE, JANUARY 2, 1993.......          -         9,517         560,936               -                 -        (3,368,332)
    Issuance of common stock...          -           166          49,833               -                 -                 -
    Conversion of convertible
     subordinated notes and
     related accrued interest
     into common stock.........          -        12,820       3,833,195               -                 -                 -
    Issuance of warrants.......          -             -         115,000               -                 -                 -
    Net loss...................          -             -               -               -                 -        (2,267,460)
                                   -------      --------       ---------        --------         ---------      ------------
BALANCE, JANUARY 1, 1994                 -        22,503       4,558,964               -                 -        (5,635,792)
                                                                                                                ------------
    Issuance of common stock...          -         1,376         411,625               -           (94,874)                -
    Conversion of common stock
     into preferred stock,
     Series A..................     12,820       (12,820)     (3,833,195)      3,833,195                -                  -
    Issuance of preferred
     stock, Series B...........      5,000             -               -       3,930,771                 -                 -
    Issuance of warrants.......          -             -          47,000               -                 -
    Net Loss...................          -             -               -               -                 -        (2,671,648)
BALANCE, DECEMBER 31, 1994.....     17,820        11,059       1,184,394       7,763,966           (94,874)       (8,307,440)
    Issuance of common stock...          -            64          49,938               -            21,870                 -
    Conversion of convertible                                             `
     subordinated notes and
     related accrued interest
     into common stock.........          -         4,714         248,686               -                 -                 -
Issuance of preferred
     stock, Series C...........     10,992             -               -       9,338,608          (500,000)                -
Extension of stock options.....          -             -         860,000               -                 -                 -
Net loss.......................          -             -               -               -                 -        (4,117,158)
                                                                                                                ------------
BALANCE, DECEMBER 30, 1995.....     28,812        15,837       2,343,018      17,102,574          (573,004)      (12,424,598)
    Issuance of Common Stock...          -           142          64,106               -            15,073                 -
    Proceeds from issuance
     of Series C preferred
     stock.....................        111             -               -          99,889           500,000                 -
Extension of Stock Options                                       272,600
    Net loss..............                                                                                        (4,958,771)
                                   -------       -------       ---------      ----------         ---------      ------------
BALANCE, DECEMBER 28, 1996         $28,923      $ 15,979     $ 2,679,724     $17,202,463         $ (57,931)     $(17,383,369)
                                   =======      ========     ===========     ===========         =========      ============

The accompanying notes are an integral part of these financial statements.

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Operations and Relationship to Principal Shareholders

     On January 4, 1989, Photoelectron Corporation (the "Company") was founded as a joint financing by PYC Corporation ("PYC") and Thermo Electron Corporation ("Thermo Electron"). Since inception, the majority of the Company's time and effort has been focused on the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The PRS delivers radiation through a thin, minimally invasive, needle-like probe, which emits from its tip precisely regulated x-ray photons.

     The Company is in the development stage and has yet to generate any revenues and has no assurance of future revenues. To management's knowledge, no company has yet marketed a salable product using technology similar to the PRS that has been developed by the Company. Even if marketing efforts are successful, substantial time will pass before significant revenues will be realized, and the Company may require additional funds during this period, which may not be available to it.

     The Company has completed a clinical feasibility study of the PRS treatment of brain tumors under an Investigational Device Exemption (IDE) granted by the U.S. Food and Drug Administration (FDA). The Company subsequently received FDA approval of an IDE Supplement to conduct Phase II clinical studies of the PRS treatment of metastatic brain tumors and has been treating patients in these Phase II studies since 1994. Data from the clinical studies was submitted in support of a 510(k) Premarket Notification filed in December 1996 seeking FDA clearance to begin commercial distribution of the current PRS in the U.S. for the treatment of brain tumors. If such clearance is obtained, the Company would be able to begin commercialization of the PRS in the U.S., contingent upon compliance with regulatory requirements pertaining to design and manufacturing, e.g. Good Manufacturing Practices (GMP). The FDA, however, may determine that the PRS cannot be found substantially equivalent to a legally marketed medical device and is not eligible for market clearance via the 510(k) Premarket Notification process. In that case, the Company would have to obtain Premarket Approval (PMA) from the FDA to begin commercialization of the PRS in the U.S. The PMA submission and review process is significantly more complex, expensive and time consuming than the 510(k) Premarket Notification processes; it can require several years and may never result in approval. Simultaneously, the Company is pursuing a CE Mark for the PRS which will allow its commercialization in Europe. However, satisfying the requirements for obtaining the CE Mark may be difficult and the Company may encounter significant delays or obstacles in that pursuit.

     On December 11, 1996 the Company submitted a Section 510(k) application to the FDA with respect to the current version of the PRS for the treatment of metastatic brain tumors.

     On December 13, 1995, the Company and Toshiba Medical Systems Company Ltd. ("Toshiba") entered into an agreement pursuant to which Toshiba will help to develop and then support clinical trials of the PRS in Japan. The development and support of the clinical trials will include purchasing two complete systems of the PRS for use in the clinical trials, installing and maintaining the PRS systems, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The application to conduct clinical trials was approved by the Japan Ministry of Health in 1995.
In 1997, Toshiba purchased, took delivery and installed the first of the two PRS systems to be used in these clinical trials. The first clinical site began treatment of patients in the MDH-approved clinical trials in February of 1997. The Company expects to deliver the second PRS system to Toshiba in the second quarter of 1997, with the beginning of clinical trials at the second site to follow expeditiously. The costs of Toshiba's support of the clinical trials will be borne by Toshiba, and accordingly will not be reflected in the Company's financial statements. Once regulatory approvals for the PRS are obtained, Toshiba will serve as its exclusive distributor in Japan. Toshiba has also invested approximately $2 million in the Company's Series C Preferred Stock offering. Toshiba is not obligated to purchase additional shares of the Company's common or preferred stock. (See Note 7).


 Fiscal Years

     The Company has adopted a fiscal year ending on the Saturday nearest December 31. References to 1996, 1995 and 1994 are for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

 Inventory

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. The Company has parts, supplies and manufactured parts in inventory which are intended to be used and capitalized as part of the Company's PRS that will be used in the Phase II clinical trials.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses and income during the reporting period. Actual results could differ from those estimates.

 Property and Equipment

     The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:


ASSET CLASSIFICATION                              ESTIMATED USEFUL LIFE
--------------------                              ---------------------
  Machinery and equipment...................        5 Years

  Clinical site equipment...................        The shorter of three years or the life of agreement

  Furniture and fixtures....................        3-5 Years

  Leasehold improvements....................        The shorter of the term of the lease or the life
                                                    of the asset

     Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.

 Cash and Cash Equivalents

     Cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund.

 Income Taxes

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, as of the beginning of 1989. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

 Research and Development Expenses

     Research and development expenses include the portion of indirect costs allocable to research and development efforts based on actual labor hours incurred.

     In connection with the Phase II FDA clinical trials, as well as the efforts to obtain the CE Mark, PRS units have been provided to certain hospitals to conduct the clinical trials. The cost of these units and the related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets. The cost of the units is charged to research and development expenses over the term of the agreements with the hospitals.

 Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Photoelectron (Europe) Ltd. All material intercompany accounts and transactions have been eliminated.

 Foreign Currency

     All assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, Foreign Currency Translation. Resulting translation adjustments are not material. Foreign currency transaction gains and losses included in the accompanying consolidated statements of operations are not material for the three years presented.


 Net Loss Per Share

     Pursuant to Securities and Exchange Commission (SEC) requirements, loss per share has been presented for all periods. Weighted average common and common equivalent shares outstanding include the weighted average common shares outstanding for the period and for all periods include the effect of the assumed conversion of Series C Preferred Stock issued within one year prior to the Company's proposed initial public offering (IPO).

     The pro forma net loss per share is presented pursuant to certain SEC requirements. It gives effect to the automatic conversion of the Company's preferred stock into common stock which occurred upon the completion of the Company's IPO in 1997.

     In March of 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share". SFAS 128 requires the replacement of primary loss per share with basic loss per share, but continues the requirement to present diluted loss per share. It is effective for fiscal years ending after December 15, 1997. The Company does not expect it to have a material effect on previously reported loss per share amounts, as the only common stock equivalents which have been included in the determination of those amounts are those included pursuant to certain Securities and Exchange Commission Requirements which remain unchanged.

 Fair Value of Financial Instruments

     The fair value of the Company's cash and cash equivalents approximates the recorded amounts. The fair value of the Company's convertible subordinated notes is primarily determined by the ability to convert those notes into common stock. The fair value of the convertible subordinated notes is approximately $7,800,000, and approximately $7,513,000 at December 30, 1995 and December 28, 1996 based upon the estimated fair value of the underlying Common Stock.

Stock Options

     In December 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation", which is to become effective for fiscal years beginning after December 15, 1995. SFAS 123 requires that stock-based compensation be recorded or disclosed at its fair value. The Company continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25 (APB No. 25) and accordingly has disclosed the pro forma effects on earnings per share as if SFAS 123 had been adopted (See Note 8).

(2)   INCOME TAXES

     The components of the deferred tax asset at December 30, 1995 and December 28, 1996 are as follows:


                                                    1995         1996
                                                    ----         ----
      Deferred tax asset--
         Federal tax loss carryforwards....      $ 3,349     $  5,108
         Federal tax credit carryforwards..          612          612
         State tax loss carryforwards......          944        1,329



         State tax credit carryforwards....            573        409
         Other, net........................            304        360
                                                     -----     ------
                                                     5,782      7,818
         Valuation allowance...............         (5,782)    (7,818)
                                                     -----     ------
             Deferred tax asset............        $    --   $     --
                                                     =====     ======



As of December 28, 1996, the Company had federal net operating loss carryforwards of approximately $15,025,000, state net operating loss carryforwards of approximately $13,986,000, federal tax credit carryforwards of approximately $612,000, and state tax credit carryforwards of approximately $409,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 1997 through 2011, is fully reserved by means of a valuation allowance because their realization is uncertain.

      Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.

(3)   EMPLOYEE BENEFIT PLAN

      In April 1995, the Company terminated its Simplified Employee Pension Plan ("SEPP") and adopted a 401(k) Plan. No obligations arose from the termination of the SEPP. The impact of the SEPP was not material to the operating results prior to termination. The Company contributes 25% up to the first 6% of annual earnings for each employee with at least three months of service. During 1995 and 1996, the Company contributed approximately $9,000 and $4,375, respectively.

(4)   RELATED PARTY TRANSACTIONS

      Thermo Electron Corporation

      On January 4, 1989, the Company entered into a corporate service agreement with Thermo Electron. Under this agreement, Thermo Electron provided certain administrative services, including legal advice and services, certain employee benefit administration, tax advice and preparation, space allocation and utilities. This agreement terminated on December 31, 1989. The Company has continued to utilize Thermo Electron's resources since that date on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $7,715, $4,322, and $3,582 in 1994, 1995 and 1996, respectively, for these services.

 Thermo Power Corporation

     The Company is provided with certain services by Thermo Power Corporation, a 60%-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $267,582, $313,942 and $159,263 in 1994, 1995 and 1996, respectively, for these services. As of December 31, 1994, December 30, 1995 and December 28, 1996, $42,460,

$19,113, and $31,322, respectively, was payable to Thermo Power Corporation and was included in accounts payable in the accompanying consolidated balance sheets.

     Management believes that the fees charged by Thermo Electron and Thermo Power Corporation are reasonable and such fees are representative of the expenses the Company would have incurred on a stand-alone basis.

(5)   COMMITMENTS AND CONTINGENCIES

 Litigation

     The Company is party to legal matters which arise in the normal course of business. Management, after reviewing these matters with legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the financial condition or results of operations.

 Leases

     In 1996, the Company entered into a new operating lease for its office and research facilities expiring in 2002. The minimum lease payments under the new agreement are $148,420 in 1996, $222,630 in 1997, $222,630 in 1998, $222,630 in
1999, $222,630 in 2000 and $352,500 thereafter. The accompanying consolidated statements of operations include expenses for operating leases of $81,028, $162,867 and $135,472 for 1994, 1995 and 1996, respectively.

(6)   CONVERTIBLE SUBORDINATED NOTES

     On January 4, 1989, the Company issued and sold $181,000 of 8% subordinated convertible debenture to Thermo Electron, due in 1995. The debentures are convertible into shares of the Company's Common Stock at a conversion price of $0.30. On December 30, 1995, Thermo Electron elected to convert its $181,000 subordinated convertible debenture and accrued interest into 471,354 shares of Common Stock. On May 22, 1990, the Company issued and sold $125,000 and $175,000 principal amounts of 8% subordinated convertible debentures to Thermo Electron and Mr. Peter M. Nomikos, respectively, due in 1997. The debentures are convertible into shares of the Company's Common Stock at a conversion price of $0.80 Also in 1990, the Company issued and sold $52,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1997. The note is convertible into shares of the Company's Common Stock at a conversion price of $3.00. In 1991, the Company issued and sold $448,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos. The debentures are convertible into shares of the Company's Common Stock at a conversion price of $3.00. All of these debentures provide for the conversion of accrued interest into Common Stock at the option of the holder. The accrued interest is convertible into Common Stock at a conversion price equal to the fair market value of the Company's common stock on the first day of the fiscal quarter in which the interest to be converted accrued.

     On May 13, 1992, the Company entered into a $4,500,000 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos. These notes are convertible into Common Stock at a conversion price of $3.00 at the option of the holder, which expires seven years from the dates of issuance. The Company has borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement. The warrant purchase rights entitle the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of Common Stock at $3.00. At December 28, 1996, warrants to purchase 1,417,334 shares of the Company's Common Stock were outstanding. These warrants expire seven years from the issuance date. All warrants purchased by Mr. Nomikos have been accounted for as Common Stock capital in excess of par value. All earned but unpaid interest on the subordinated convertible debentures and demand loans are convertible into Common Stock at a conversion price equal to the fair market value of the Company's Common Stock on the first day of the fiscal quarter in which the interest to be converted accrued.

     In 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,547,000 principal amount of subordinated convertible debentures and $299,015 of related accrued interest. In 1994, these shares of Common Stock were converted into Series A Convertible Preferred Stock (See Note 7).

(7)   COMMON AND PREFERRED STOCK

     On January 4, 1989, the Company authorized 6,000,000 shares of $0.01 par value Common Stock and issued 147,488 shares to Thermo Electron and 600,000 shares to Photelectron Investment Corporation at $0.40 per share. The Company authorized an additional 9,000,000 shares of Common Stock in 1994 to accommodate possible stock issuance as a result of stock splits, note conversions and options issued under the stock option plan and potential future stock offerings. In 1992, Mr. Peter M. Nomikos was granted stock in lieu of compensation for 1990, 1991 and 1992 in the cumulative amount of 204,167 common shares. In 1994, 1995 and 1996, Mr. Peter M. Nomikos was granted stock in lieu of compensation in the amount of 16,667, 6,250 and 5,556 shares of Common Stock, respectively. All such shares were recorded as compensation expense at the estimated fair value per share on the date that such shares were granted to Mr. Nomikos. In fiscal 1993, 1,709,340 shares of Common Stock were issued upon the conversion of $3,846,015 of subordinated convertible debentures and accrued interest (See Note
6).

     The Company has authorized 7,500,000 shares of $0.01 par value preferred. On March 18, 1994, the Board of Directors approved the conversion of 1,282,005 shares of Common Stock held by Mr. Peter M. Nomikos into Series A Convertible Preferred Stock on a one-for-one basis. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series A Convertible Preferred Stock has a liquidation preference of $3.00 per share (See Note 6).

     The Company sold 500,000 shares of Series B Convertible Preferred Stock at $8.00 per share in 1994. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series B Convertible Preferred Stock has a liquidation preference of $8.00 per share, which is senior to the Company's Common Stock and junior to the Series A Convertible Preferred Stock. The purchase of the Series B shares also entitled the purchaser to rights to participate in the Company's next offering of preferred stock at a 10% discount. The rights entitle the purchaser to this discount on an amount of shares equal to the purchaser's pro rata participation in the Series B offering.

     The Company sold 680,005 shares of Series C Convertible Preferred Stock at $9.00 per share in 1995. The Company also sold 419,191 additional shares of Series C Convertible Preferred Stock in exchange for $8.10 per share. This latter, discounted price was paid by those stockholders who acquired such right in the Series B offering as described above. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series C Convertible Preferred Stock has a liquidation preference of $9.00 per share, which is senior to the Company's Common Stock and junior to the Series A and B Convertible Preferred Stock.

     All of the Company's convertible preferred stock automatically converts to Common Stock upon the closing of an IPO. In compliance with certain SEC requirements a pro forma balance sheet has been presented.

     In 1994, the Company sold 121,000 shares of Common Stock to employees of the Company for $3.00 per share pursuant to a one-time employee stock purchase offering. A total of 85,500 of those shares were paid for at the time of the offering. Consideration for the remaining 35,500 shares was in the form of promissory notes executed by employees in favor of the Company. The balance of these notes is $57,931 and is described in the accompanying balance sheet as a subscription receivable.

     On December 3, 1996, the stockholders of the Company approved a one-for-two reverse stock split of the Company's Common Stock and Preferred Stock. All share and per share information have been retroactively restated to reflect this reverse stock split.

(8)   STOCK OPTION PLAN

     The Company has a nonqualified stock option plan for key employees, directors and consultants, which was adopted in 1989. The stock option plan requires that options may be granted at any price determined by the Board of Directors. Options granted under the plan expire seven to twelve years after the date of grant and in general vest at 20% per year. When an optionee ceases to be an employee, director or consultant of the Company, their options terminate either upon or shortly after termination of employment. In 1994, the Board of Directors reserved 1,250,000 common shares for employee stock options.

  A summary of stock option activity is as follows:

                                        NUMBER OF      EXERCISE
                                        ----------  ---------------
                                          SHARES    PRICE PER SHARE
                                        ----------  ---------------
  Outstanding, January 1, 1994......      474,750       $0.40-$3.00
     Granted........................      121,750       $      3.00
                                         --------       -----------
  Outstanding, December 31, 1994....      596,500       $0.40-$3.00
     Granted........................       21,000       $3.00-$8.00
                                         --------       -----------
  Outstanding, December 31, 1995....      617,500       $0.40-$9.00
     Granted........................      207,475       $8.50-$9.00
                                         --------       -----------
  Exercised                                (7,500)      $0.40-$9.00
  Outstanding, December 28, 1996....      817,475
  Exercisable, December 28, 1996....      399,250       $0.40-$9.00
                                         ========       ===========


     The Company accounts for stock options under APB No. 25. All stock options granted to date have been at an exercise price equal to or greater than the fair value of the Company's Common Stock on the date of grant.

     In 1995, the Company extended the term of options to purchase 100,000 shares of Common Stock at $0.40 per share from seven to twelve years. This extension resulted in a new measurement date under APB No. 25, and accordingly, based upon a current fair value of $9.00 per share the Company recorded $860,000 of compensation expense. Upon exercise of options, net proceeds, including the tax benefit realized, are credited to equity.

     On July 17, 1996, the Board of Directors of the Company adopted the 1996 Equity Incentive Plan (the ''1996 Plan'') for employees, officers, directors and consultants of the Company and its subsidiaries, and recommended approval of the plan by the stockholders. The 1996 Plan provides for grants of incentive stock options to employees (including officers) of the Company, and for grants of non-qualified stock options to such employees as well as to directors and consultants of the Company and its subsidiaries. In addition, persons eligible to receive non-qualified stock options can be awarded shares of Common Stock and given the opportunity to purchase shares of Common Stock. A total of 266,775 shares of Common Stock may be issued under the 1996 Plan. Of the 207,475 options to purchase shares of Common Stock granted in 1996, options to purchase 91,750 shares of Common Stock have been granted under the 1996 plan.

     In the fourth quarter of 1996, the Company extended the terms of certain options issued to four employees of the Company. These options, by their terms, would expire but for such extension during the 180-day ''lock-up period'' following the date of the Company's IPO. These options were extended to a date which is two months after the expiration of the lock-up agreements. These options are exercisable into an aggregate of 23,500 shares of Common Stock, and none of said employees is an officer or director of the Company. As a result of the extension the Company recorded compensation expense of $272,600.

     Had the compensation cost for these plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the Company's net loss and net loss per share would have been the following pro forma amounts:
                                              1996               1995
Net Loss:                    As reported         $(4,958,771)      $(4,117,158)
                             Pro Forma           $(5,146,911)      $(4,143,632)

Net Loss Per Share           As reported         $     (3.06)      $     (3.61)
                             Pro Forma           $     (3.18)      $     (3.63)


The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      1996              1995

Volatility:                                            30%               30%

Risk Free Interest Rate:                        6.34%             5.67%
Expected Life of Options:                       6.36 years        5.35 years

The weighted average grant-date fair value of options granted during 1996 and 1995 was $1,129,988 and $952,370, respectively.

Because the pro-forma compensation cost under SFAS 123 has not been applied to option grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years as it is reflected over the vesting period of the options.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 1997.


                                    PHOTOELECTRON CORPORATION



                                    /s/  Peter M. Nomikos
                                    ---------------------
                                    By:  Peter M. Nomikos
                                    Its: Chairman of the Board, President,
                                         Chief Executive Officer and Treasurer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter E. Oettinger, Ph.D. and Gerald J. Bojas, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date
         ---------                          -----                      ----

/s/  Peter M. Nomikos        Director, President, Treasurer and   March 26, 1997
---------------------------  Chief Executive Officer (Principal
Peter M. Nomikos             Executive Officer)


/s/ Peter E. Oettinger       Director, Vice President and Chief   March 26, 1997
---------------------------  Operating Officer
Peter E. Oettinger

/s/ Gerald J. Bojas          Chief Financial Officer (Principal   March 26, 1997
---------------------------  Financial Officer and Principal
Gerald J. Bojas              Accounting Officer)

/s/ George N. Hatsopoulos
---------------------------
George N. Hatsopoulos        Director                             March 26, 1997

/s/ Roger D. Wellington      Director                             March 26, 1997
---------------------------
Roger D. Wellington

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION                                                          PAGE
-----------    -----------                                                          ----

  *3.1         Articles of Organization of the Company, as amended.

  *3.2         Forms of Articles of Amendment of the Company.

  *3.3         By-Laws of the Company, as amended.

  *4.1         Specimen Certificate representing the Company's Common Stock.

  *4.2         Subordinated Convertible Note Purchase Agreement among the
               Company, Thermo Electron Corporation and Photoelectron
               Investments Corporation of Liberia dated as of May 22, 1990, and Exhibits thereto.

  *4.3         Amendment and Waiver of Subordinated Convertible Note Purchase
               Agreement among the Company, Thermo Electron Corporation and
               Photoelectron Investments Corporation of Liberia dated as of August 1, 1996, and Exhibits thereto.

  *4.4         Amended and Restated 8% Subordinated Note Due 1997 from the
               Company to Thermo Electron Corporation in the principal amount of $125,000 dated as of August 1, 1996.

  *4.5         Amended and Restated 8% Subordinated Note Due 1997 from the
               Company to Peter M. Nomikos in the principal amount of $175,000 dated as of August 1, 1996.

  *4.6 Amended and Restated Convertible Note Purchase Agreement originally dated as of July 11, 1991, among the Company, PYC
               Corporation (formerly known as Photoelectron Investments
               Corporation of Liberia) and Peter M. Nomikos, and Exhibits thereto.

  *4.7         8% Subordinated Convertible Note Due 1998 from the Company to
               Peter M. Nomikos in the principal amount of $500,000 dated as of August 8, 1996.

  *4.8         Convertible Note and Warrant Purchase Agreement between the
               Company and Peter M. Nomikos dated as of May 13, 1992, and
               Exhibits thereto.

  *4.9         Amendment and Waiver of Convertible Note and Warrant Purchase
               Agreement dated as of May 13, 1992 between the Company and Peter


               M. Nomikos, dated as of August 1, 1996 and Exhibits thereto.

 *4.10 Amended and Restated 8% Subordinated Convertible Note Due on Demand from the Company to Peter M. Nomikos in the principal amount of $705,000 dated as of August 1, 1996.

 *10.1 Lease Agreement dated June 12, 1996 between Lexington Development Company Trust and the Company.

 *10.2 Cash or Deferred Profit Sharing Plan and Trust dated April 1, 1995, as amended, of the Company.

 *10.3 Employee Stock Purchase Plan of the Company and form of Subscription Agreement.

 *10.4 1989 Employee Stock Option Plan of the Company and forms of Stock Option Agreements.

 *10.5         1996 Equity Incentive Plan of the Company.

 *10.6 Form of Stock Purchase Warrant issued to certain security holders of the Company and Schedule of Substantially Identical Documents from Exhibits.

 *10.7 Stock Option Agreements variously dated between certain directors and officers of the Company and the Company.

 *10.8 Form of Subscription Agreement between the Company and purchasers of Series B Preferred Stock.

 *10.9 Form of Subscription Agreement between the Company and purchasers of Series C Preferred Stock.

 *10.10 Series B Subscription Agreement dated 1994 between the Company and Thermo Electron Corporation.

 *10.11 Series C Subscription Agreement dated December 16, 1995 between the Company and Toshiba Medical Systems Co., Ltd.

 *10.12 Form of Registration Rights Agreement between the Company and holders of Series C Preferred Stock.

 *10.13 Registration Rights Agreement dated December 22, 1995 between the Company and Toshiba Medical Systems Co., Ltd.

 *10.14 Technology Cross License Agreement dated as of January 4, 1989 between the Company and Thermo Electron Corporation.

 *10.15 International Distributor Sales and Service Agreement dated December 13, 1995, as amended, between the Company and Toshiba Medical Systems Co., Ltd.

 *10.16 Agreement dated as of February 1, 1991, as amended, between the Company and the General Hospital Corporation.

 *10.17 Clinical Trial Agreement dated as of August 1, 1992, as amended, between the General Hospital Corporation, Nicholas T. Zervas, M.
               D. and the Company.

 *10.18 Investigational Treatment Agreement dated as of September 1, 1994 between the General Hospital Corporation, Rees G. Cosgrove, M.D. and the Company.

 *10.19 Clinical Research Agreement dated as of April 1, 1995, as amended, between the Brigham and Women's Hospital Corporation, Peter Black, M.D. and the Company.

 *10.20 Clinical Trial Agreement dated as of January 1, 1995 between the Tokyo Women's Medical College, Kintomo Takakura, M.D. and the Company.

 *10.21 Clinical Trial Agreement dated December 13, 1995, as amended, between the Company and Toshiba Medical Systems Co., Ltd.

 *10.22 Clinical Research Agreement dated as of November 1, 1995 between The Royal Free Hampstead (NHS), Felix Senanayake, M.D. and the Company.

 *10.23 Form of Lock-Up Letter with certain security holders of the Company.

 *10.24 Forms of Medical Advisory Board Agreements between the Company and members of its Medical Advisory Board.

  11.1         Computation of net loss per share.

 *21.1         Subsidiaries of the Company.

 *24.1 Power of Attorney (included in signature page to this Form 10-K).

  27.          Financial Data Schedule.

---------------
*Filed as same numbered exhibit to the Company's Registration Statement on Form
 S-1 (Reg. No. 333-14541) and incorporated herein by reference.