Form 10-Q
period 1997-03-29
PHOTOELECTRON CORP
filed 1997-05-12
CIK 921960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                Commission File
    March 29, 1997                                             number 0-21667


                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



MASSACHUSETTS                                                    04-3035323
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


5 FORBES ROAD, LEXINGTON, MASSACHUSETTS                              02173
--------------------------------------------------------------------------------
                 (Address of Principal Executive Offices)          (Zip code)


                                (617) 861-2069
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                             ____________________

Check Whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
        Yes   X              No
           -------              ------

                             ____________________

6,863,160 shares of Common Stock, $.01 par value, were outstanding as of May 12, 1997.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 29, 1997

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I -   FINANCIAL INFORMATION                                         Page

Item 1     Consolidated Financial Statements

           CONSOLIDATED BALANCE SHEETS AT MARCH 29,
             1997 AND DECEMBER 28, 1996

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED MARCH 29, 1997 AND
             MARCH 30, 1996

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED MARCH 29, 1997 AND
             MARCH 30, 1996

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II -  OTHER INFORMATION
           -----------------

Item 6     Exhibits and Reports on Form 8-K


--------------------------------------------------------------------------------

PART I:         FINANCIAL INFORMATION
ITEM 1:         FINANCIAL STATEMENTS


                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 29, 1997
                                                                                (Unaudited)        December  28, 1996
                                                                               --------------      ------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..............................................    $ 18,490,465          $ 2,537,023
    Inventories............................................................         223,865              323,714
    Prepaid Expenses.......................................................         427,941              992,412
    Other current assets...................................................         226,625               28,871
                                                                               --------------        ------------
         Total current assets..............................................      19,368,896            3,882,020

PROPERTY AND EQUIPMENT:
    Computer equipment.....................................................         410,520              311,295
    Lab and production equipment...........................................         459,308              438,025
    Clinical site equipment................................................         651,579              656,395
    Furniture and fixtures.................................................         108,846               97,164
    Leasehold improvements.................................................         713,910              630,273
                                                                               --------------        ------------
                                                                                  2,344,164            2,133,152
    Less-Accumulated depreciation and amortization.........................       1,031,100              898,127
                                                                               --------------        ------------
                                                                                  1,313,064            1,235,025
                                                                               --------------        ------------
         Total assets......................................................    $ 20,681,960          $ 5,117,045
                                                                               ==============        ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
    Accounts payable.......................................................    $    148,598          $   307,795
    Accrued expenses.......................................................         125,882              247,880
    Accrued payroll and benefits...........................................          63,776               32,204
    Current portion of convertible subordinated notes......................         460,230              454,230
                                                                               --------------        ------------
         Total current liabilities.........................................         798,486            1,042,109
                                                                               --------------        ------------

LONG-TERM DEBT:
    Convertible subordinated notes and other advances, net of current
    portion...............................................................        1,613,247            1,589,147
                                                                               --------------        ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value-
    Authorized - 7,500,000 shares
    Issued and outstanding - none and 2,892,312 at March 29, 1997 and
    December 28, 1996, respectively........................................
                                                                                        ---               28,923

Common Stock, $0.01 par value -
    Authorized - 15,000,000 shares
    Issued and outstanding - 6,863,160 and 1,597,910 at March 29, 1997
    and December 28, 1996, respectively....................................          68,632               15,979

Capital in excess of par value - common stock..............................      36,710,527            2,679,724
Capital in excess of par value - preferred stock...........................             ---           17,202,463
Subscription receivable....................................................         (44,082)             (57,931)
Deficit accumulated during development  stage..............................     (18,464,849)         (17,383,369)
                                                                               --------------        ------------
         Total shareholders'equity.........................................      18,270,228            2,485,789
                                                                               --------------        ------------
         Total liabilities and shareholders' equity........................    $ 20,681,960          $ 5,117,045
                                                                               ==============        ============

    The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended
                                                                            --------------------------
                                                                              March 29,     March 30,
                                                                                1997          1996
                                                                            ------------   -----------
                                                                                     (Unaudited)

 Revenues                                                                   $   362,849             --

Cost of Goods Sold                                                              182,898             --

Gross Margin                                                                    179,951             --

Operating Expenses
    Research and development expenses..................................         973,393        717,393
    General and administrative expenses................................         419,903        241,357
                                                                            ------------   -----------
         Total operating expenses......................................       1,393,296        958,750
                                                                            ------------   -----------
         Operating loss................................................      (1,393,296)      (958,750)
                                                                            ------------   -----------

Interest income........................................................         161,966         28,744
Interest expense.......................................................         (30,100)       (30,100)
                                                                            ------------   -----------
Interest (expense) income, net.........................................         131,866         (1,356)
                                                                            ------------   -----------

Net loss...............................................................     $(1,081,480)      (960,106)
                                                                            ============   ===========

Net loss per common and common equivalent share........................     $     (0.22)   $     (0.59)
                                                                            ============   ===========

Weighted average common and common equivalent shares outstanding.......       4,947,741      1,616,660




   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                       March 29,     March 30,
                                                                                        1997           1996
                                                                                    ------------   ------------
                                                                                            (Unaudited)
Cash flows from operating activities:
    Net loss....................................................................    $ (1,081,480)  $   (960,106)
    Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization...............................................         132,973        100,307
    Noncash interest converted to subordinated notes............................          30,100         30,100
    Changes in current accounts -
    Inventories.................................................................          99,849         15,695
    Prepaid expenses............................................................          91,465          3,295
    Other current assets........................................................        (197,754)        32,400
    Accounts payable............................................................        (159,197)       (92,236)
    Accrued expenses............................................................         (90,427)        (7,740)
                                                                                    ------------   ------------
    Net cash used in operating activities.......................................      (1,174,471)      (878,285)
                                                                                    ------------   ------------

Cash flows from investing activities:
    Purchases of equipment and leasehold improvements...........................        (211,013)      (124,706)
    Net cash used in investing activities.......................................        (211,013)      (124,706)
                                                                                    ------------   ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock......................................      17,338,926             --
    Net cash provided by financing activities...................................      17,338,926             --
                                                                                    ------------   ------------
Increase (decrease) in cash  and cash equivalents...............................      15,953,442     (1,002,991)
                                                                                    ------------   ------------
Cash and cash equivalents, beginning of period..................................       2,537,023      7,191,268
                                                                                    ------------   ------------
Cash and cash equivalents, end of period........................................     $18,490,465   $  6,188,277
                                                                                    ============   ============

Cash flows from noncash financing activities:
    Conversion of preferred stock to common stock...............................    $ 17,231,386
                                                                                    ============





   The accompanying notes are an integral part of these financial statements

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 28, 1996 included in the Company's Form 10K filing with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING - During January and February of 1997, the Company completed its initial public offering of 2,275,000 shares of Common Stock, including an exercise of the overallotment option. The total proceeds received by the Company were approximately $17,087,000, after deducting underwriting discounts and commissions and other expenses.

3. LOSS PER SHARE - Weighted average common and common equivalent shares outstanding include the weighted average common shares outstanding for the period and for all periods include the effect of the assumed conversion of Series C Preferred Stock issued within one year prior to the Company's initial public offering.

4. NEW ACCOUNTING PRONOUNCEMENT - In March of 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share." SFAS 128 requires the replacement of primary loss per share with basic loss per share, but continues the requirement to present diluted loss per share. It is effective for fiscal years ending after December 15, 1997. The Company does not expect it to have a material effect on previously reported loss per share amounts, as the only common equivalent shares included in the determination of those amounts are those included pursuant to certain Securities and Exchange Commission requirements which remain unchanged.

5. REVENUE RECOGNITION - The Company recognizes revenue upon shipment of its products or acceptance by the customer, as appropriate. The Company provides a reserve for its estimate of warranty costs at the time of revenue recognition.

PART I:         FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and in the Company's Form 10-K for the fiscal year ending December 28, 1996, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

     The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The Company does not anticipate receiving any significant revenue from the sale of its products at least until the middle of 1998. The Company has an accumulated deficit totaling approximately $18.5 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, general and administrative and manufacturing expenses will significantly increase during 1997 as it pursues the commercialization of the PRS.

     Before medical devices such as the PRS can be marketed in the U.S., approval by the U.S. Food and Drug Administration ("FDA") is required. Phase II clinical trials for the treatment of metastatic brain tumors are currently being performed. Based on the results obtained in these ongoing Phase II trials, on December 11, 1996 the Company submitted a Section 510(k) application to the FDA seeking clearance to commercialize the current model of the PRS for treatment of metastatic brain tumors. If the Company receives such Section 510(k) clearance, the Company will request the FDA to extend such clearance to the version of the PRS now under development (the "PRS 400 Model"), which the Company expects will be the first version of the PRS to be made commercially available. Locally approved clinical trials for the treatment of brain tumors are also being performed at sites in Europe and Japan. The Company currently anticipates that clinical trials to determine the safety of the PRS for treatment of breast cancer will begin in the United Kingdom in 1997. Based upon those trials, the Company will submit an application to the FDA to begin human clinical trials in the U.S. The possibility of treating topical tumors of the skin and mouth with the PRS is also being explored. A program has begun at a U.S. hospital which the Company expects to lead to human clinical trials with the PRS in treating Kaposi's sarcomas and other skin malignancies. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sales of the PRS. The Company will consider the use of the PRS for other potential applications on an ongoing basis. In order to support such commercialization, the Company will experience significant working capital and other financing needs.

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

RESULTS OF OPERATIONS

     The Company recorded the sale of one PRS in the three months ended March 29, 1997 to Toshiba Medical Company ("Toshiba") for use in Japanese clinical trials. The Company and Toshiba have entered into agreements relating to clinical trials in Japan, and to future product distribution arrangements in that country. The Company recorded revenues in the amount of $362,849 with cost of goods sold of $182, 898. The gross margin on these sales was $179,951.

     Research and development expenses increased by $236,000 from $717,393 in the first three months of 1996 to $953,393 in the first three months of 1997. This change reflects significant increases in activity in the Company's clinical trial efforts, responding to FDA queries regarding the pending 510(k) application, and breast research and development program. The principal costs in research and development were the continuing progress to complete the engineering development of the PRS 400 Model. Other factors contributing to the increase in research and development expenses were discussions with physicians in the United Kingdom to formulate the breast research and trial protocol, and developing accessory equipment for the trials.

     General and administrative expenses increased by $178,546 from $241,357 in the first three months of 1996 to $419,903 in the first six months of 1997. The increase reported is attributable to a growth in personnel from 25 to 32 employees and related costs. Additional increases are a function of legal and professional fees associated with the Company becoming a trading member of NASDAQ.

     Interest income increased by $133,222 from $28,744 in the first three months of 1996 to $161,966 in the first three months of 1997. The increase resulted from the investment of the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering, the Company financed its operations through the issuance of convertible debt and Preferred and Common Stock in a series of private placements totaling approximately $20.8 million.
On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock, the Representatives purchased an additional 275,000 shares of Common Stock on March 4, 1997. See "- --Overview". As a result of the initial public offering, the Company received net proceeds of approximately $17.1 million after deducting underwriting discounts and commissions and other expenses.

     Consolidated working capital was $18.6 million at March 29, 1997, compared with $2.8 million at December 28, 1996. Included in working capital are cash and cash equivalents of $18.5 million at March 29, 1997, compared with $2.5 million at December 28, 1996. The increase in working capital and cash is a result of the initial public offering of the Company's Common Stock. During the three months ended March 29, 1997, $0.9 million of cash was used for operating activities.

     The Company used $211,012 of cash in the three months ended March 29, 1997 for fixed assets and leasehold improvements.

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

     The Company is currently involved in settlement discussion with a physician and his employer. The Company understands that such physician believes that he made certain contributions concerning use of the PRS to treat bladder cancer, and that such physician believes that he is entitled to compensation for those claimed contributions. The Company understands that such physician's employer believes that it is entitled to a percentage interest in any amounts paid to such physician. The position of the

Company's management is that the Company is not using any proprietary information of such physician in any device currently under development or being sold by it. No formal legal proceedings were initiated and the Company believes it has reached an agreement in principle with the parties as to settlement of the matter. The Company's management also believes that the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

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

PART II:  OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Copies of the following Exhibits are furnished with this report. Additional Exhibits are incorporated herein by reference as reflected in the
Exhibit Index.

     NO.               DESCRIPTION
     ---               -----------
     11.1        Computation of net loss per share.

     27.         Financial Data Schedule.


(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                PHOTOELECTRON CORPORATION

                                    /s/ Peter E. Oettinger
                                By:______________________________
                                   Peter E. Oettinger
                                   Vice President, Chief Operating
                                    Officer

                                   /s/ Gerald J. Bojas
                                By:______________________________
                                   Gerald J. Bojas
                                   Chief Financial Officer


Dated:  May 12, 1997

                                 EXHIBIT INDEX


PAGE        EXHIBIT NO.            DESCRIPTION
----        -----------            ------------
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

          *10.17                   Clinical Trial Agreement dated as of August 1, 1992, as amended, between the General Hospital Corporation, Nicholas T. Zervas, M.D. and the
                                   Company.

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

           27.                     Financial Data Schedule.

_______________
*Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.