Form 10-Q
period 1997-06-28
PHOTOELECTRON CORP
filed 1997-08-05
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997      Commission File number 0-21667


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
Yes    X    No
      ---      ---


                              ____________________

7,333,251 shares of Common Stock, $.01 par value, were outstanding as of July 28, 1997.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 28, 1997

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I -  FINANCIAL INFORMATION                                       Page
Item 1    Consolidated Financial Statements                             3

          CONSOLIDATED BALANCE SHEETS AT JUNE 28,
            1997 AND DECEMBER 28, 1996                                  3

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND SIX MONTHS ENDED JUNE 28, 1997 AND
            JUNE 29, 1996                                               4

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996                5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

PART II - OTHER INFORMATION                                            10

Item 6   Exhibits and Reports on Form 8-K                              10

--------------------------------------------------------------------------------

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                          June 28, 1997
                                           (Unaudited)    December  28, 1996
                                          --------------  -------------------
ASSETS
CURRENT ASSETS:
    Cash and cash
     equivalents                           $ 16,989,301         $  2,537,023
    Inventories                                 376,265              323,714
    Prepaid Expenses                            389,049              992,412
    Other current assets                        185,433               28,871
                                           ------------         ------------
       Total current assets                  17,940,048            3,882,020

PROPERTY AND EQUIPMENT:
     Computer equipment                         603,351              311,295
     Lab and production
      equipment                                 544,794              438,025
     Clinical site equipment                    685,573              656,395
     Furniture and fixtures                     126,308               97,164
     Leasehold improvements                     738,263              630,273
                                           ------------         ------------
                                              2,698,289            2,133,152
     Less-Accumulated                         1,171,910              898,127
      depreciation and                     ------------         ------------
      amortization                            1,526,379            1,235,025
                                           ------------         ------------
        Total assets                       $ 19,466,427         $  5,117,045
                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                      $    243,431         $    307,795
     Accrued expenses                           175,023              247,880
     Accrued payroll and                         98,177               32,204
      benefits
     Current portion of
      convertible                                   ---              454,230
      subordinated notes
                                           ------------         ------------
         Total current
           liabilities                          516,631            1,042,109
                                           ------------         ------------

LONG-TERM DEBT:
     Convertible subordinated notes,
       net of current portion                 1,637,347            1,589,147
                                           ------------         ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value-
   Authorized - 7,500,000 shares
   Issued and outstanding - none and
     2,892,312 at June 28, 1997 and
     December 28, 1996, respectively               ---               28,923


Common Stock, $0.01 par value -
   Authorized - 15,000,000 shares
   Issued and outstanding
     - 7,276,751 and 1,597,910 at
     June 28, 1997 and December 28,
     1996, respectively                          72,767               15,979

Capital in excess of par value -
 preferred stock                                    ---           17,202,463
Capital in excess of par value - common
 stock                                       37,166,773            2,679,724
Subscription receivable                         (44,082)             (57,931)
Deficit accumulated during development
 stage                                      (19,883,009)         (17,383,369)
                                           ------------         ------------
      Total shareholders' equity             17,312,449            2,485,789
                                           ------------         ------------
      Total liabilities and
        shareholders' equity               $ 19,466,427         $  5,117,045
                                           ============         ============

    The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended                     Six Months Ending
                             ------------------------------------  -------------------------------------        Period from
                                 June 28,           June 29,           June 28,           June 29,          Inception (January 4,
                                   1997               1996               1997               1996           1989 to June 28, 1997)
                             ----------------  ------------------  ----------------  -------------------   ----------------------
                                         (Unaudited)                            (Unaudited)                      (Unaudited)
  Revenues                       $    14,800        $         --       $   377,649          $        --               $    377,649
  Cost of Revenues                     6,836                  --           189,735                   --                    189,735
                                 -----------         -----------       -----------          -----------               ------------
  Gross Profit                         7,964                  --           187,914                   --                    187,914
                                 -----------         -----------       -----------          -----------               ------------

  Operating Expenses
   Research and Development
    expenses                       1,056,757             688,776         2,030,150            1,406,169                 15,280,418
   General and
    Administrative expenses          565,970             466,892           985,873              708,249                  4,609,209
                                 -----------         -----------       -----------          -----------               ------------
  Total Operating Expenses         1,622,727           1,155,668         3,016,023            2,114,418                 19,889,627
                                 -----------         -----------       -----------          -----------               ------------
   Income (loss) from
    Operations                    (1,614,763)         (1,155,668)       (2,828,109)          (2,114,418)               (19,701,713)
   Interest income                   224,704             149,045           386,670              177,789                    834,808
 Interest expense                    (28,101)            (30,227)          (58,201)             (60,237)                (1,016,104)
                                 -----------         -----------       -----------          -----------               ------------
 Interest income                     196,603             118,818           328,469              117,552                   (181,296)
  (expense), net                 -----------         -----------       -----------          -----------               ------------
Net loss                         $(1,418,160)        $(1,036,850)      $(2,499,640)         $(1,996,866)              $(19,883,009)
                                 ===========         ===========       ===========          ===========               ============
     Net income (loss) per
      common and common
      equivalent share                $(0.20)             $(0.64)           $(0.42)              $(1.24)
                                 ===========         ===========       ===========          ===========
   Weighted average number
    of common and common
    equivalent shares
    outstanding                    7,026,778           1,616,660         6,024,919            1,919,052
                                 ===========         ===========       ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six  Months Ended               Period from
                                          ------------------------------   Inception (January 4,

                                          June 28, 1997   June 29, 1996   1989) to June 29, 1997
                                          --------------  --------------  -----------------------
                                                   (Unaudited)                  (Unaudited)
Cash flows from operating activities:
   Net loss                                 $(2,499,640)    $(1,996,866)            $(19,883,009)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities-
   Depreciation and
     amortization                               273,783          50,945                1,180,501
   Noncash interest converted to
     subordinated notes                          58,201          59,830                  928,796
   Noncash salary converted to
     common stock                                    --              --                  250,000
   Noncash research and development
     expenses converted to
     subordinated notes                              --              --                    9,000
   Noncash salary stock options
     extension                                       --              --                1,132,600
   Changes in current accounts -
   Inventories                                  (52,551)         58,112                 (375,995)
   Prepaid expenses                             130,357         (83,337)                 (80,849)
   Other current assets                        (156,562)       (101,190)                (185,433)
   Accounts payable                             (64,364)        (60,541)                 243,431
   Accrued expenses                              (6,884)         42,295                   72,252
                                            -----------     -----------             ------------
       Net cash used in operating
        activities                           (2,317,660)     (2,030,752)             (16,708,706)
                                            -----------     -----------             ------------
Cash flows from investing activities:
   Purchases of equipment and
     leasehold improvements                    (565,136)       (307,902)              (2,673,442)
   Proceeds from the sale of
     equipment and leasehold
     improvements                                   --              --                    9,845
                                            -----------     -----------             ------------
   Net cash used in investing
       activities                              (565,136)       (307,902)              (2,663,597)
                                            -----------     -----------             ------------

Cash flows from financing
  activities:
   Proceeds from issuance
    of common stock                          17,335,075           3,000               17,458,517
   Proceeds from issuance
    of preferred stock                               --         600,000               13,385,370
   Proceeds from issuance
    of subordinated
    convertible notes                                --              --                5,322,000
   Proceeds from issuance
    of warrants                                      --              --                  236,453
   Payment under capital
    lease obligations                                --              --                  (40,735)
                                             -----------     -----------             ------------
   Net cash provided by
    financing activities                      17,335,075         603,000               36,361,605
                                             -----------     -----------             ------------
Increase (decrease) in cash
  and cash equivalents                        14,452,279      (1,735,654)              16,989,302
Cash and cash equivalents,
  beginning of period                          2,537,023       7,191,268                       --
                                             -----------     -----------             ------------
Cash and cash equivalents,
  end of period                              $16,989,302     $ 5,455,614             $ 16,989,302
                                             ===========     ===========             ============

Cash flows from noncash
  financing activities:
   Conversion of salary expense
   to common stock                           $        --   $          --             $    250,000
                                             ===========     ===========             ============
   Conversion of convertible
    subordinated notes to
    common stock                             $   464,231     $                       $  4,491,246
                                             ===========     ===========             ============
   Conversion of common stock
    to preferred stock                       $               $                       $  3,846,015
                                             ===========     ===========             ============
   Capital lease obligation
    incurred for equipment                   $               $                       $     40,383
                                             ===========     ===========             ============
   Conversion of convertible
    subordinated notes to
    warrants                                 $               $                       $     47,000
                                             ===========     ===========             ============

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

PART I:  FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and in the Company's Form 10-K for the fiscal year ended December 28, 1996, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

     The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The Company does not anticipate receiving any significant revenue from the sale of its products at least until the middle of 1998. The Company has an accumulated deficit totaling approximately $19.9 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company's research and development, general and administrative and manufacturing expenses have and will continue to significantly increase during 1997 as it pursues the commercialization of the PRS.

     Before medical devices such as the PRS can be marketed in the U.S., approval by the U.S. Food and Drug Administration ("FDA") is required. Phase II clinical trials for the treatment of metastatic brain tumors are currently being performed. Based on the results obtained in these ongoing Phase II trials, on December 11, 1996 the Company submitted a Section 510(k) application to the FDA seeking clearance to commercialize the current model of the PRS for treatment of metastatic brain tumors. On June 20, 1997, the Company received clearance from the FDA to market Model 3 of the PRS for treatment of intracranial tumors. The Company is currently preparing to submit an application to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act seeking clearance to commercialize the current model of the PRS (the "PRS 400"). Locally approved clinical trials for the treatment of brain tumors are also being performed at sites in Europe and Japan. The Company currently anticipates that clinical trials to determine the safety of the PRS for treatment of breast cancer will begin in late 1997 in England. Based upon those trials, the Company will submit an application to the FDA to begin human clinical trials in the U.S. The possibility of treating topical tumors of the skin and mouth with the PRS is also being explored. A program has begun at a U.S. hospital which the Company expects to lead to human clinical trials with the PRS in treating Kaposi's sarcomas and other skin malignancies. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sales of the PRS. The Company will consider the use of the PRS for other potential applications on an ongoing basis. In order to support such commercialization, the Company will experience significant working capital and other financing needs.

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

     On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham & Company, Inc. and Dain Bosworth Incorporated (the "Representatives") purchased an additional 275,000 shares of Common Stock on March 4, 1997. The net proceeds of the offering are being used to (i) increase the Company's research of cancer treatment applications; (ii) continue to expand clinical trials for the PRS; (iii) obtain regulatory approvals for the PRS; (iv) enhance manufacturing and marketing capabilities and (v) provide working capital, as well as for general corporate purposes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

     The Company recorded the sale of a small amount of peripheral equipment in the three months ended June 28, 1997. The Company recorded revenues in the amount of $14,800 with costs of goods sold of $6,836. The gross margin on these sales was $7,964.

     Research and development expenses increased by $367,981 from $688,776 in the second three months of 1996 to $1,056,757 in the second three months of 1997. This change reflects significant increases in activity in the Company's clinical trial efforts, responding to FDA queries regarding the 510(k) application, and breast research and development program. The principal costs in research and development were the continuing progress to complete the engineering development of the PRS 400 model. Other factors contributing to the increase in research and development expenses were discussions with physicians in the UK to formulate the breast research and trial protocol.

     General and administrative expenses increased by $99,078 from $466,892 in the second three months of 1996 to $565,970 in the second three months of 1997. The increase reported is attributed to a growth in personnel from 25 to 35 employees and related costs. Additional increases are a function of legal and professional fees related to the Company's reporting and other obligations under the Securities Exchange Act of 1934, as amended.

     Interest income increased by $75,659 from $149,045 in the second three months of 1996 to $224,704 in the second three months of 1997. The increase was the result of the investment of the proceeds received in completing the Company's initial public offering.

SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

     The Company recorded the sale of one Photon Radiosurgery System (PRS) in the six months ended June 29, 1997 to Toshiba Medical Company for use in Japanese clinical trials. The Company and Toshiba have entered into agreements relating to clinical trials in Japan, and to future product distribution arrangements in that country. The Company recorded revenues in the amount of $377,649 with costs of goods sold of $189,735. The gross margin on these sales was $187,914.

     Research and development expenses increased by $623,981 from $1,406,169 in the first six months of 1996 to $2,030,150 in the first six months of 1997.
This change reflects significant increases in activity in the Company's clinical trial efforts, responding to FDA queries regarding the 510(k) application clearance, and breast research and development program. The principal costs in research and development were the continuing progress to complete the engineering development of the PRS 400 model. Other factors contributing to the increase in research and development expenses were discussions with physicians in the UK to formulate the breast research and trial protocol, and developing accessory equipment for the trials.

     General and administrative expenses increased by $277,624 from $708,249 in the first six months of 1996 to $985,873 in the first six months of 1997. The increase reported is attributed to a growth in personnel from 25 to 35 employees and related costs. Additional increases are a function of legal and professional fees related to the Company's reporting and other obligations under the Securities Exchange Act of 1934, as amended. Interest income increased by $208,881 from $177,789 in the first six months of 1996 to $386,670 in the first six months of 1997. The increase was the result of investing the proceeds upon the completion of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the Company's initial public offering, the Company financed its operations through the issuance of convertible debt and Preferred and Common Stock in a series of private placements totaling approximately $20.8 million. On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of

Common Stock, the Representatives purchased an additional 275,000 shares of Common Stock on March 4, 1997. See "---Overview". As a result of the initial public offering, the Company received net proceeds of approximately $17.1 million, after deducting underwriting discounts and commissions and other expenses.

     Consolidated working capital was $17.4 million at June 28, 1997, compared with $2.8 million at December 28, 1996. Included in working capital are cash and cash equivalents of $17.0 million at June 28, 1997, compared with $2.5 million at December 28, 1996. The increase in working capital and cash is a result of the initial public offering of the Company's Common Stock. During the six months ended June 28, 1997, $2.3 million of cash was used for operating activities.

     The Company used $565,136 of cash in the six months ended June 28, 1977 for fixed assets and leasehold improvements.

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

     The Company is currently involved in settlement discussion with a physician and his employer. The Company has been notified that such physician and his employer believe that they have certain rights with regard to their understanding of the Company's planned use of the PRS for treatment of tumors in body cavities. No formal legal proceedings were initiated and the Company believes it has reached an agreement in principle with the parties as to settlement of the matter. The Company's management also believes that the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

     The Company's capital requirements may change depending upon the progress of the Company's research and development activities, progress of the clinical trials, progress on new applications for treatment with the PRS and costs involved with procuring and defending patents.

     The Company's business plan calls for various applications of the PRS, including the treatment of brain tumors, and tumors in the breast, prostate, bladder and skin. The Company expects that the capital requirements to complete the commercialization of the PRS to treat metastatic brain tumors will require approximately $6.5 million from the net proceeds of the Company's initial public offering. Such proceeds are needed to complete the Section 510(k) clearance, ISO 9001 approval, purchase of capital equipment for assembly and manufacturing of components for the PRS and to support a sales and marketing structure. At this point, the Company is not able to estimate the capital requirements of commercializing all applications of the PRS.

PART II:  OTHER INFORMATION
ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Copies of the following Exhibits are furnished with this report. Additional Exhibits are incorporated herein by reference as reflected in the
Exhibit Index.

 NO.                           DESCRIPTION
------              ----------------------------------
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



                                PHOTOELECTRON CORPORATION

                                By: /s/ Peter E. Oettinger
                                   -------------------------------
                                   Peter E. Oettinger
                                   Vice President, Chief Operating
                                    Officer


                                By: /s/ Gerald J. Bojas
                                   -------------------------------
                                   Gerald J. Bojas
                                   Chief Financial Officer


Dated:  August 4, 1997

                                 EXHIBIT INDEX


PAGE   EXHIBIT NO.               DESCRIPTION
----   -----------               -----------
--         **3.1  Articles of Organization of the
                  Company, as amended.

--         **3.2  Forms of Articles of Amendment of the
                  Company.

--          *3.3  By-Laws of the Company, as amended.

--         **4.1  Specimen Certificate representing the
                  Company's Common Stock.

--         **4.2  Subordinated Convertible Note
                  Purchase Agreement among the Company,
                  Thermo Electron Corporation and
                  Photoelectron Investments Corporation
                  of Liberia dated as of May 22, 1990,
                  and Exhibits thereto.

--         **4.3  Amendment and Waiver of Subordinated
                  Convertible Note Purchase Agreement
                  among the Company, Thermo Electron
                  Corporation and Photoelectron
                  Investments Corporation of Liberia
                  dated as of August 1, 1996, and
                  Exhibits thereto.

--         **4.6  Amended and Restated Convertible Note
                  Purchase Agreement originally dated
                  as of July 11, 1991, among the
                  Company, PYC Corporation (formerly
                  known as Photoelectron Investments
                  Corporation of Liberia) and Peter M.
                  Nomikos, and Exhibits thereto.

--         **4.7  8% Subordinated Convertible Note Due
                  1998 from the Company to Peter M.
                  Nomikos in the principal amount of
                  $500,000 dated as of August 8, 1996.

--         **4.8  Convertible Note and Warrant Purchase
                  Agreement between the Company and
                  Peter M. Nomikos dated as of May 13,
                  1992, and Exhibits thereto.

--         **4.9  Amendment and Waiver of Convertible
                  Note and Warrant Purchase Agreement
                  dated as of May 13, 1992 between the
                  Company and Peter M. Nomikos, dated
                  as of August 1, 1996 and Exhibits
                  thereto.

--         *4.10  Amended and Restated 8% Subordinated
                  Convertible Note Due on Demand from
                  the Company to Peter M. Nomikos in
                  the principal amount of $705,000
                  dated as of August 1, 1996.

--        **10.1  Lease Agreement dated June 12, 1996
                  between Lexington Development Company
                  Trust and the Company.

--        **10.2  Cash or Deferred Profit Sharing Plan
                  and Trust dated April 1, 1995,
                  as amended, of the Company.


--        **10.3  Employee Stock Purchase Plan of the
                  Company and form of Subscription
                  Agreement.

--        **10.4  1989 Employee Stock Option Plan of
                  the Company and forms of Stock Option
                  Agreements.

--        **10.5  1996 Equity Incentive Plan of the
                  Company.

--        **10.6  Form of Stock Purchase Warrant issued
                  to certain security holders of the
                  Company and Schedule of Substantially
                  Identical Documents from Exhibits.

--        **10.7  Stock Option Agreements variously
                  dated between certain directors and
                  officers of the Company and the
                  Company.

--        **10.8  Form of Subscription Agreement
                  between the Company and purchasers of
                  Series B Preferred Stock.

--        **10.9  Form of Subscription Agreement
                  between the Company and purchasers of
                  Series C Preferred Stock.

--       **10.10  Series B Subscription Agreement dated
                  1994 between the Company and Thermo
                  Electron Corporation.

--       **10.11  Series C Subscription Agreement dated
                  December 16, 1995 between the Company
                  and Toshiba Medical Systems Co., Ltd.

--       **10.12  Form of Registration Rights Agreement
                  between the Company
                  and holders of Series C Preferred
                  Stock.

--       **10.13  Registration Rights Agreement dated
                  December 22, 1995 between the
                  Company and Toshiba Medical Systems
                  Co., Ltd.

--       **10.14  Technology Cross License Agreement
                  dated as of January 4, 1989 between
                  the Company and Thermo Electron
                  Corporation.

--       **10.15  International Distributor Sales and
                  Service Agreement dated December 13,
                  1995, as amended, between the Company
                  and Toshiba Medical Systems Co., Ltd.

--       **10.16  Agreement dated as of February 1,
                  1991, as amended, between the Company
                  and the General Hospital Corporation.


--       **10.17  Clinical Trial Agreement dated as of
                  August 1, 1992, as amended, between
                  the General Hospital Corporation,
                  Nicholas T. Zervas, M.D. and the
                  Company.

--       **10.18  Investigational Treatment Agreement
                  dated as of September 1, 1994 between
                  the General Hospital Corporation,
                  Rees G. Cosgrove, M.D. and the
                  Company.

--       **10.19  Clinical Research Agreement dated as
                  of April 1, 1995, as amended, between
                  the Brigham and Women's Hospital
                  Corporation, Peter Black, M.D. and
                  the Company.

--       **10.20  Clinical Trial Agreement dated as of
                  January 1, 1995 between the Tokyo
                  Women's Medical College, Kintomo
                  Takakura, M.D. and the Company.

--       **10.21  Clinical Trial Agreement dated
                  December 13, 1995, as amended,
                  between the Company and Toshiba
                  Medical Systems Co., Ltd.

--       **10.22  Clinical Research Agreement dated as
                  of November 1, 1995 between The Royal
                  Free Hampstead (NHS), Felix
                  Senanayake, M.D. and the Company.

--       **10.23  Form of Lock-Up Letter with certain
                  security holders of the Company.

--       **10.24  Forms of Medical Advisory Board
                  Agreements between the Company and
                  members of its Medical Advisory Board.

E-1        *11.1  Computation of net loss per share.

--        **21.1  Subsidiaries of the Company.

--        **24.1  Power of Attorney (included in
                  signature page to this Form 10-Q).

E-2        *27.   Financial Data Schedule.

_______________
 * Filed herewith.
** Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.