Form 10-Q
period 1997-09-27
PHOTOELECTRON CORP
filed 1997-11-10
CIK 921960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period
ending September 27, 1997                        Commission File number 0-21667


                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



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


                                (781) 861-2069
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                             ____________________

Check Whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes   [X]      No [_]
              -


                             ____________________

7,356,751 shares of Common Stock, $.01 par value, were outstanding as of November 4, 1997

                           PHOTOELECTRON CORPORATION
-------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE PERIOD ENDING SEPTEMBER 27, 1997

                               TABLE OF CONTENTS

-------------------------------------------------------------------------------


PART I -   FINANCIAL INFORMATION                                                               Page

Item 1     Consolidated Financial Statements                                                     3

           CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 27, 1997 AND DECEMBER 28, 1996               3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING
              SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 AND FOR THE PERIOD FROM
              INCEPTION (JANUARY 4, 1989 TO SEPTEMBER 27, 1997)                                  4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDING
              SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 AND FOR THE PERIOD FROM
              INCEPTION (JANUARY 4, 1989 TO SEPTEMBER 27, 1997)                                  5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            6

Item 2     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                              7

PART II -  OTHER INFORMATION                                                                    11
           -----------------

Item 6     Exhibits and Reports on Form 8-K                                                     11

-------------------------------------------------------------------------------

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS


                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 27, 1997
                                                                                   (Unaudited)     December  28, 1996
                                                                               ------------------  ------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................     $ 15,472,780            $  2,537,023
  Inventories..............................................................          365,252                 323,714
  Prepaid Expenses.........................................................          400,242                 992,412
  Other current assets.....................................................          487,940                  28,871
                                                                                ------------            ------------
     Total current assets..................................................       16,726,214               3,882,020

PROPERTY AND EQUIPMENT:
  Computer equipment.......................................................          625,785                 311,295
  Lab and production equipment.............................................          615,259                 438,025
  Clinical site equipment..................................................          757,515                 656,395
  Furniture and fixtures...................................................          139,059                  97,164
  Leasehold improvements...................................................          755,715                 630,273
                                                                                ------------            ------------
                                                                                   2,893,783               2,133,152
  Less-Accumulated depreciation and amortization...........................        1,326,367                 898,127
                                                                                ------------            ------------
                                                                                   1,567,416               1,235,025
                                                                                ------------            ------------
     Total assets..........................................................     $ 18,293,630            $  5,117,045
                                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................................................     $    255,320            $    307,795
  Accrued expenses.........................................................          203,652                 247,880
  Accrued payroll and benefits.............................................          204,877                  32,204
  Current portion of convertible subordinated notes........................               --                 454,230
                                                                                ------------            ------------
     Total current liabilities.............................................          663,849               1,042,109
                                                                                ------------            ------------

LONG-TERM DEBT:
  Convertible subordinated notes, net of current portion...................        1,661,447               1,589,147
                                                                                ------------            ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value-
  Authorized - 7,500,000 shares
  Issued and outstanding - none and 2,892,312 at September 27, 1997 and
  December 28, 1996, respectively..........................................              ---                  28,923

Common Stock, $0.01 par value -
 Authorized - 15,000,000 shares
 Issued and outstanding - 7,356,751 and 1,597,910 at September 27, 1997
  and December 28, 1996, respectively......................................           73,567                  15,979

Capital in excess of par value - preferred stock...........................              ---              17,202,463
Capital in excess of par value - common stock..............................       37,199,057               2,679,724
Subscription receivable....................................................          (32,842)                (57,931)
Deficit accumulated during development stage...............................      (21,271,448)            (17,383,369)
                                                                                ------------            ------------
     Total shareholders' equity............................................       15,968,334               2,485,789
                                                                                ------------            ------------
     Total liabilities and shareholders' equity............................     $ 18,293,630            $  5,117,045
                                                                                ============            ============

    The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ending           Nine Months Ending            Period from
                                             ----------------------------  ----------------------------   Inception (January 4,
                                             September 27,  September 28,  September 27,  September 28,   1989 to September 27,
                                                 1997           1996           1997            1996               1997)
                                             -------------  -------------  -------------  -------------   ---------------------
                                                      (Unaudited)                     (Unaudited)              (Unaudited)

Revenues                                     $   347,725    $       --     $   725,374    $       --            $    725,374
Cost of Revenues                                 171,801            --         361,536            --                 361,536
                                             -----------   -----------     -----------   -----------           -------------
Gross Profit                                     175,924            --         363,838            --                 363,838
                                             -----------   -----------     -----------   -----------           -------------

Operating Expenses
  Research and Development expenses........    1,019,829       857,147       3,049,979     2,263,316              16,300,247
  General and Administrative expenses......      719,089       459,362       1,704,962     1,167,611               5,328,298
                                             -----------   -----------     -----------   -----------           -------------
Total Operating Expenses...................    1,738,918     1,316,509       4,754,941     3,430,927              21,628,545
                                             -----------   -----------     -----------   -----------           -------------
  Loss from Operations.....................   (1,562,994)   (1,316,509)     (4,391,103)   (3,430,927)            (21,264,707)
  Interest income..........................      198,655        24,306         585,325       202,095               1,033,463
  Interest expense.........................      (24,100)      (30,100)        (82,301)      (90,337)             (1,040,204)
                                             -----------   -----------     -----------   -----------           -------------
  Interest income (expense), net...........      174,555        (5,794)        503,024       111,758                (  6,741)
                                             -----------   -----------     -----------   -----------           -------------
Net loss...................................  $(1,388,439)  $(1,322,303)    $(3,888,079)  $(3,319,169)           $(21,271,448)
                                             ===========   ===========     ===========   ===========           =============

  Net loss per common and common
    equivalent share.......................       $(0.19)       $(0.82)         $(0.60)       $(2.06)
                                             ===========   ===========     ===========   ===========

  Weighted average number of common and
    common equivalent shares outstanding...    7,322,523     1,612,735       6,458,651     1,612,735
                                             ===========   ===========     ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ending                     Period from
                                                              ---------------------------------------      Inception (January 4,
                                                              September 27, 1997   September 28, 1996   1989 to September 27, 1997)
                                                              ------------------   ------------------   ---------------------------
                                                                               (Unaudited)                         (Unaudited)
Cash flows from operating activities:
  Net loss.......................................................   $(3,888,079)         $(3,319,169)                $(21,271,448)
  Adjustments to reconcile net loss to net cash used in
    operating activities -- Depreciation and amortization........       428,240              196,199                    1,334,958
  Noncash interest converted to subordinated notes...............        82,301               73,045                      952,896
  Noncash salary converted to common stock.......................            --                   --                      250,000
  Noncash research and development expenses converted to
    subordinated notes...........................................            --                   --                        9,000
  Noncash salary stock options extension.........................            --                   --                    1,132,600
  Changes in current accounts -
  Inventories....................................................       (41,538)             142,300                     (364,982)
  Prepaid expenses...............................................       119,164             (212,383)                     (92,042)
  Other current assets...........................................      (459,069)              38,484                     (487,940)
  Accounts payable...............................................       (52,475)             (75,366)                     255,320
  Accrued expenses...............................................       128,445               27,016                      207,581
                                                                    -----------          -----------                 ------------
     Net cash used in operating activities.......................    (3,683,011)          (3,129,874)                 (18,074,057)
                                                                    -----------          -----------                 ------------

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements..............      (760,631)            (685,463)                  (2,868,937)
  Proceeds from the sale of equipment and leasehold improvements.            --                   --                        9,845
                                                                    -----------          -----------                 ------------
     Net cash used in investing activities.......................      (760,631)            (685,463)                  (2,859,092)
                                                                    -----------          -----------                 ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock.........................    17,379,399               18,073                   17,502,841
  Proceeds from issuance of preferred stock......................            --              611,250                   13,385,370
  Proceeds from issuance of subordinated convertible notes.......            --                   --                    5,322,000
  Proceeds from issuance of warrants.............................            --                   --                      236,453
  Payment under capital lease obligations........................            --                   --                      (40,735)
                                                                    -----------          -----------                 ------------
  Net cash provided by financing activities......................    17,379,399              629,323                   36,405,929
                                                                    -----------          -----------                 ------------
Increase (decrease) in cash and cash equivalents.................    12,935,757           (3,186,014)                  15,472,780
Cash and cash equivalents, beginning of period...................     2,537,023            7,191,268                           --
                                                                    -----------          -----------                 ------------
Cash and cash equivalents, end of period.........................   $15,472,780          $ 4,005,254                 $ 15,472,780
                                                                    ===========          ===========                 ============

Cash flows from noncash financing activities:....................
  Conversion of salary expense to common stock...................   $        --          $        --                 $    250,000
                                                                    ===========          ===========                 ============
  Conversion of convertible subordinated notes to common stock...   $   464,231          $        --                 $  4,491,246
                                                                    ===========          ===========                 ============
  Conversion of common stock to preferred stock..................   $        --          $        --                 $  3,846,015
                                                                    ===========          ===========                 ============
  Capital lease obligation incurred for equipment................   $        --          $        --                 $     40,383
                                                                    ===========          ===========                 ============
  Conversion of convertible subordinated notes to warrants.......   $        --          $        --                 $     47,000
                                                                    ===========          ===========                 ============


   The accompanying notes are an integral part of these financial statements

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 28, 1996 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING - During January and February of 1997, the Company completed its initial public offering of 2,275,000 shares of Common Stock, including an exercise of the overallotment option. The total proceeds received by the Company were approximately $17,087,000, after deducting underwriting discounts and commissions and other expenses.

3. LOSS PER SHARE - Weighted average common and common equivalent shares outstanding include the weighted average common shares outstanding for the period and for all periods prior to the period of the initial public offering include the effect of the assumed conversion of Series C Preferred Stock issued within one year prior to the Company's initial public offering.

4. NEW ACCOUNTING PRONOUNCEMENT - In March of 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share." SFAS 128 requires the replacement of primary loss per share with basic loss per share, and replaces fully diluted loss per share with diluted loss per share. It is effective for fiscal years ending after December 15, 1997. The Company does not expect it to have a material effect on previously reported loss per share amounts, as the only common equivalent shares included in the determination of those amounts are those included pursuant to certain Securities and Exchange Commission requirements which remain unchanged.

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

     The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The Company does not anticipate receiving any significant revenue from the sale of its products at least until the latter part of 1998. The Company has an accumulated deficit totaling approximately $21.3 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company's research and development, general and administrative and manufacturing expenses have and will continue to significantly increase during 1997 as it pursues the commercialization of the PRS.

     Before medical devices such as the PRS can be marketed in the U.S., approval by the U.S. Food and Drug Administration ("FDA") is required. Phase II clinical trials for the treatment of metastatic brain tumors are currently being performed. Based on the results obtained in these ongoing Phase II trials, on December 11, 1996 the Company submitted a Section 510(k) application to the FDA seeking clearance for the current model of the PRS for treatment of metastatic brain tumors. On June 20, 1997, the Company received clearance from the FDA to market Model 3 of the PRS for treatment of intracranial tumors. The Company is currently preparing to submit an application to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act seeking clearance to commercialize the current model of the PRS (the "PRS 400") ,which it expects to be its first commercial system. Locally approved clinical trials for the treatment of brain tumors are also being performed at sites in Europe and Japan. The Company currently anticipates that clinical trials to determine the safety of the PRS for treatment of breast cancer will begin in early 1998 in England, although there can be no assurance that such trials will begin at that time. Based upon the clinical trials in England, if favorable, the Company will submit an application to the FDA to begin human clinical trials in the U.S. The treatment of topical tumors of the skin with the PRS is being pursued. A program has begun at a U.S. hospital which the Company expects to lead to human clinical trials with the PRS in treating Kaposi's sarcomas and other skin malignancies. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sales of the PRS. The Company will consider the use of the PRS for other potential applications on an ongoing basis. In order to support such commercialization, the Company will experience significant working capital and other financing needs.

     If all regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing resources. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to sub-contract the fabrication of most of its electrical and mechanical components. On September 22, 1997 the Company received ISO 9001 registration for operating a quality management system. The Company is in the process of seeking certification to the Medical Device Directive Annex II, enabling self certification of the European Community Mark (CE).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

     Revenues increased from $0 in the third quarter of 1996 to $347,725 in the third quarter of 1997. This change reflects the sale of its second Photon Radiosurgery System (PRS) in the quarter ending September 27, 1997. Cost of Goods Sold increased from $0 in the third quarter of 1996 to $171,801 in the third quarter of 1997 as a result of such sale of a PRS.

     Research and development expenses increased by $162,682 from $857,147 in the third quarter of 1996 to $1,019,829 in the third quarter of 1997. This change reflects increases in expenses related to clinical programs, continued regulatory efforts to obtain the CE Mark, and greater expenditures for skin and breast tumor research and development programs. Substantial research and development costs are also attributable to continuing development of the PRS 400, and sterilization validation of the applicators to be used in the breast tumor treatment trials.

     General and administrative expenses increased by $259,727 from $459,362 in the third quarter of 1996 to $719,089 in the third quarter of 1997. The increase reported is, in part, attributable to a growth in personnel from 35 to 39 employees and related costs. Additional increases are attributable to legal and professional fees related to the Company's ongoing reporting and other obligations under the Securities Exchange Act of 1934, as amended.

     Interest income increased by $174,349 from $ 24,306 in the third quarter of 1996 to $198,655 in the third quarter of 1997. This increase was attributable to the investment of the net proceeds, received in the Company's initial public offering on February 4, 1997.

NINE MONTHS ENDING SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

     Revenues increased from $0 in the nine months ending September 28, 1996 to $725,374 in the nine months ending September 27, 1997 due to sales of the PRS for use in Japanese clinical trials. Cost of Goods Sold increased from $0 in the nine months ending September 28, 1996 to $361,536 in the nine months ending September 27, 1997 as a result of such sales of the PRS.

     Research and development expenses increased by $786,663 from $2,263,316 in the nine months ending September 28, 1996 to $3,049,979 in the nine months ending September 27, 1997. The primary costs in research and development were attributed to continuing engineering development of the PRS 400 and expenses associated with seeking CE certification for this product. This change reflects increases in expenses related to the Company's clinical programs activities, preparation and submission of additional documentation to the FDA regarding the 510(k) application, and additional expenditures for the Company's breast and skin tumor research and development programs. Additional costs were incurred in the sterilization validation of the applicators used in the breast tumor treatment trials, the formulation of trial protocols, and development of ancillary equipment.

     General and administrative expenses increased by $537,351 from $1,167,611 in the nine months ending September 28, 1996 to $1,704,962 in the nine months ending September 27, 1997. This increase is attributed to a growth in personnel from 25 to 39 employees and related costs. Additional increases resulted from legal and professional fees related to the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, as amended.

     Interest income increased by $383,230 from $202,095 in the nine months ending September 28, 1996 to $585,325 in the nine months ending September 27, 1997. This increase was attributable to the investment of the net proceeds received in the Company's initial public offering, on February 4, 1997.

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

     Consolidated working capital was $16.1 million at September 27, 1997, compared with $2.8 million at December 28, 1996. Included in working capital are cash and cash equivalents of $15.5 million at September 27, 1997, compared with $2.5 million at December 28, 1996. The increase in working capital and cash is a result of the completion of the initial public offering of the Company's Common Stock. During the nine months ending September 27, 1997, $3.7 million of cash was used for operating activities.

     The Company used $760,631 of cash in the nine months ending September 27, 1997 for fixed assets and leasehold improvements.

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

     The Company's business plan calls for various applications of the PRS, including the treatment of brain tumors, and tumors in the breast and skin. The Company expects that the capital requirements to complete the commercialization of the PRS to treat brain tumors will require approximately $6.5 million from the net proceeds of the Company's initial public offering. Such proceeds are needed to complete the Section 510(k) clearance of the PRS 400 commercial model, achieve CE certification for this product, purchases of capital equipment for assembly and manufacturing of components for the PRS 400 and to support a marketing and sales organization. At this point, the Company is not able to estimate the capital requirements of commercializing all applications of the PRS 400.

PART II:  OTHER INFORMATION
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     Copies of the following Exhibits are furnished with this report. Additional Exhibits are incorporated herein by reference as reflected in the
Exhibit Index.

    No.                 DESCRIPTION
   -----                -----------
   11.1      Computation of net loss per share.

   27.1      Financial Data Schedule.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                   PHOTOELECTRON CORPORATION

                                   By: /s/ Peter E. Oettinger
                                       ----------------------
                                       Peter E. Oettinger
                                       Vice President, Chief Operating
                                       Officer


                                   By: /s/ Gerald J. Bojas
                                       -------------------
                                       Gerald J. Bojas
                                       Chief Financial Officer


Dated:  November 4, 1997

                                 EXHIBIT INDEX



  PAGE     EXHIBIT NO.                      DESCRIPTION
--------  -------------                     -----------
   --      **3.1         Articles of Organization of the Company, as amended.

   --      **3.2         Forms of Articles of Amendment of the Company.

   --      **3.3         By-Laws of the Company, as amended.

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

   --      **4.10        Amended and Restated 8% Subordinated Convertible Note Due on Demand from the
                         Company to Peter M. Nomikos in the principal amount of $705,000 dated as of
                         August 1, 1996.

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

   --      **21.1        Subsidiaries of the Company.

   --      **24.1        Power of Attorney (included in signature page to this Form 10-Q).

   E-2      *27.1        Financial Data Schedule.

_______________
 *Filed herewith.
**Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.