Form 10-K
period 1998-01-03
PHOTOELECTRON CORP
filed 1998-04-01
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended January 3, 1998.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the Transition Period From __________________ TO __________________.

                         Commission file number 0-21667

                           PHOTOELECTRON CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                                 MASSACHUSETTS
                        (State or Other Jurisdiction of
                         incorporation or organization)

                                   04-3035323
                                (I.R.S. Employer
                              identification no.)



                    5 FORBES ROAD, LEXINGTON, MASSACHUSETTS
                    (Address of Principal Executive Offices)

                                     02173
                                   (Zip Code)


                                 (781) 861-2069
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $.01 par value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No ____
                                              -------      ----

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $ 28,934,249 based on the average bid and asked prices of such stock as of March 25, 1998.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,367,251 shares of Common Stock, $.01 par value per share, were outstanding at March 25, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III of this form 10-K is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998.

                           PHOTOELECTRON CORPORATION

                        1997 ANNUAL REPORT ON FORM 10-K

Item                                                                                               Page
----                                                                                               ----
Number                                                                                             Number
------                                                                                             ------
                                            PART I

1.   Business  .............................................................................            3

2.   Properties  ...........................................................................           14

3.   Legal Proceedings  ....................................................................           14

4.   Submission of Matters to a Vote of Security Holders  ..................................           14

                                            PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters  ................           15

6.   Selected Consolidated Financial Data  .................................................           16

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .           17

8.   Financial Statements and Supplementary Data  ..........................................           20

9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure  .           20

                                            PART III

10.   Directors and Executive Officers of the Registrant  ..................................           20

11.   Executive Compensation  ..............................................................           20

12.   Security Ownership of Certain Beneficial Owners and Management  ......................           20

13.   Certain Relationships and Related Transactions  ......................................           20

                                            PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ....................           20

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

  The most common form of treatment of cancerous tumors is by invasive surgery. The Company believes that the PRS provides an attractive, minimally invasive alternative to surgery, resulting in significantly less patient trauma, shorter hospital stays and lower treatment costs than surgery. The PRS can be applied after performing a biopsy and when desirable, use of the PRS can be coupled with surgical procedures or chemotherapy.

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

  An established form of treatment, called brachytherapy, delivers radiation directly to a tumor site by the insertion of radioactive isotopes. In comparison to this form of treatment, the Company believes that the PRS offers a greater ability to control and localize low energy radiation doses, and avoids the costs and risks associated with the storage, handling and disposal of radioactive materials. The Company believes that the PRS also offers significant advantages over other forms of therapy, such as the destruction of cancerous cells by heating, cooling or the photodynamic use of laser light.

  To date, the Company has focused its clinical efforts primarily on the treatment of brain tumors, for which it has received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") for its Model 3 system. However, the PRS is being developed for a variety of other applications as well, including the treatment of breast, skin, kidney, liver and gynecological tumors. The method of treatment will depend on the application. The Company expects that the three basic PRS treatment methods will be (i) the "interstitial" irradiation of localized tumors from the inside out; (ii) the "intracavitary" irradiation of body cavities; and (iii) the "intraoperative" irradiation of tumors or of the beds of surgically removed tumors in order to destroy remaining cancerous cells.

  The Company and Toshiba Medical Systems Company, Ltd. ("Toshiba") have entered into agreements relating to performance of clinical trials, and to future product distribution arrangements in Japan.

  The Company holds twelve U.S. patents and one U.S. patent application relating to the PRS or its constituent or ancillary components. The Company has also obtained four patents and has filed thirty-eight patent applications in other selected foreign countries.

  The Company was formed in 1989 as a joint venture between Thermo Electron Corporation ("Thermo Electron") and an investment entity organized by Peter M. Nomikos, the Company's President, Chief Executive Officer and Treasurer. Mr. Nomikos co-founded Thermo Electron with George N. Hatsopoulos, Ph.D., a director of the Company.


SPECIFIC APPLICATIONS OF THE PRS

  The Company has to date focused its clinical efforts on the treatment of brain tumors, either interstitially or as an adjunct to surgery to irradiate surgically inaccessible parts of the tumor or provide a postsurgical boost to the tumor bed to eliminate any remaining cancerous cells. In addition to brain tumors, the Company currently intends to seek clearance to conduct clinical trials to determine the safety and efficacy of the PRS in treating breast, skin, kidney, liver, and gynecological tumors. The use of the PRS for any such additional treatments will require completion of additional clinical testing and the procurement of regulatory clearances, and therefore the U.S. commercialization of the PRS for such treatments cannot reasonably be expected to occur for several years and cannot be assured. Depending on the nature and location of the cancerous tumor, these additional treatment applications may require the use of separate components or accessories (a number of which are currently in development) in connection with the PRS, but the Company believes that the basic core technology of the PRS will not need to be significantly modified. The Company will consider the use of the PRS for other potential applications on an ongoing basis.

 Brain Tumors

  Primary brain and central nervous system tumors were expected to account for an estimated 17,600 new cases of cancer in 1997, with an estimated 13,200 deaths. Metastatic (secondary) brain tumors, formed in the brain from malignant cells dispersed from distant primary tumor sites in the body, have a much higher incidence rate. In fact, the brain is the leading site for metastases to form; one in three cancer patients will develop one or more such tumors prior to dying. Estimates place the number of such cases in the range of 150,000 to 400,000 patients annually. Due to their advanced age or stage of their primary disease most of these patients will not benefit sufficiently from treatment. However, about 35,000 of these patients are thought by the Company to be candidates for therapy.

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

  Clinical studies to evaluate the safety and effectiveness of the PRS for treatment of brain tumors began in 1992 under an Investigation Devices Exemption ("IDE") approved by the FDA. Initially, a single-center feasibility study was conducted at the Massachusetts General Hospital in Boston, Massachusetts. This study demonstrated the feasibility of treating brain tumors with the PRS in a simple, rapid, minimally-invasive procedure that greatly reduced the risk of complications and the recovery from surgery.

  In 1994, the Company began multi-center clinical studies of PRS treatment of both newly diagnosed and recurrent metastatic brain tumors with FDA approval. These parallel studies involved clinical sites in the U.S. and a site in London, England. As physicians gained experience in use of the PRS, they improved their ability to deliver radiation to just the tumor, protecting nearby critical structures from damage. Since 1995 clinical studies have also been performed in Japan, Germany and Italy. Physicians in those countries have been exploring PRS treatment in a broader range of patients than was allowed in the FDA-approved studies. Much of their focus has been on adult patients with primary brain tumors and for determining the role for PRS treatment in children. Treatments in Germany have demonstrated that the PRS may be used with more than just a single manufacturer's stereotactic frame. Treatments in Japan have demonstrated that a procedure using surgery combined with PRS treatment of the residual cancerous tissue will be a prominent and beneficial use of the device. In June 1997, the Company received a 510(k) clearance from the FDA for use of the PRS Model 3 to treat all intracranial tumors.

 Breast Tumors

  Breast cancer is the second leading cause of cancer deaths in women in the U.S. In 1997, an estimated 180,200 new invasive cases of breast cancer were expected to be diagnosed among women in the U.S., with an estimated 43,900 deaths. Current conventional treatment methods for breast cancer include lumpectomies, mastectomies, radiation, chemotherapy and hormone therapies or, as often is the case, a combination of several of these. Thirty percent of the entire workload of a hospital's radiation therapy department is estimated as being devoted to treating breast cancer.

  The Company believes that the PRS could provide treatment for breast cancer both interstitially (directly into the tumor) and as a post-surgical boost to the tumor bed after the tumor has been removed surgically, with the goal of destroying any malignant cells remaining in the tumor bed. The Company currently anticipates that two clinical trials to ascertain the safety and feasibility of the PRS for treatment of breast cancer will begin in 1998 in England. In one trial the Company anticipates that the PRS will be tested in early breast cancer cases to irradiate small, discrete tumors interstitially immediately after their diagnoses by stereotactic biopsies. Several hundred commercially available stereotactic breast imaging systems are already in use in hospitals to allow precise targeting and biopsy of suspected breast tumors for biopsies. The PRS can be mounted in place of the biopsy needle in these devices and introduced into the tumor in order to irradiate it from the inside out. The Company believes that this procedure could develop into a substitute for surgery in certain patients.

  Another trial in England will use the PRS to provide an irradiative boost to the tumor bed immediately after surgical excision of the tumor. Administering an irradiative boost is a well established treatment designed to reduce the possibility of tumor recurrence. Typically performed late in the lengthy post-operative course of radiotherapy, targeting the specific tumor site is problematic due to the length of time intervening, the change in medical personnel, and tissue remodeling which occurs over time. Other preoperative techniques used to administer a localized radiation boost to the breast are complex, time consuming, and involved difficulties of transporting, handling, storing and disposing of radioactive isotopes. The Company believes that the PRS offers an opportunity to quickly and easily administer the localized boost intraoperatively immediately after resection, thereby overcoming such difficuties. The Company is developing, for this intraoperative study, treatment applicators and a floor stand instrument holder to support the PRS's x-ray probe.

 Skin Tumors

  Skin cancer is among the most frequently diagnosed forms of cancer and, in many cases, radiation treatment can destroy the cancer without the disfigurement that surgery can cause. In 1997, there were expected to be over 900,000 new cases of skin cancers. Of these, melanomas were expected to be diagnosed in an estimated 40,300 individuals. An additional 14,000 invasive nonmelanomas, mostly sarcomas such as Karposi's sarcoma (a malignant skin tumor often suffered by AIDS patients), were expected to occur. Currently there are four primary methods of treatment utilized for skin cancers. Surgery is the primary modality and used in 90% of cases. The others are radiation therapy, electrodessication, in which tissue is destroyed by heat, cryosurgery, in which tissue is destroyed by freezing, and laser therapy for early skin cancer. The Company believes a significant number of cases of skin cancers are amenable to treatment with the PRS either as an alternative to present radiation therapies or as an adjunct to surgery.

   The Company has developed conical treatment applicators (cones) for use in irradiating the surface of selected lesions, such as skin cancer tumors. The cone is designed in such a way that the area of x-ray exposure is restricted to only the targeted surface while providing shielding from the x-rays in other areas. The Company has established a research site at a New York City hospital to conduct clinical trials in PRS treatment of non-melanoma skin cancers, especially those in areas of the body that are visible (e.g. head, neck, and extremities) or in difficult areas to treat (e.g. mouth, nose, eyelid, etc.). Eligible types of tumors include basal cell carcinoma and squamous cell carcinoma, which appear in very large numbers of patients, particularly in fair-skinned individuals, and Kaposi's sarcoma, which appear most often in patients with compromised immune systems (e.g. AIDS patients, transplant recipients).

   Additionally, the Company has successfully obtained conditional approval from FDA of its application for an IDE to begin clinical trials in non-melanoma skin cancers. The conditional approval allows the treatment of patients to begin upon receipt of study approval from the hospital's Institutional Review Board and while the Company responds to FDA's requests for additional information. FDA will grant full approval of the IDE as soon as the Company fulfills their requests.

 Other Potential Applications

  New cases of gynecological cancer were estimated to occur in 81,800 women in 1997, with 26,500 deaths. In September 1997, under a special humanitarian use exemption from Massachusetts General Hospital, the PRS was used to treat and control a vaginal tumor that had been previously treated with surgery and conventional radiation therapy. The Company intends to prepare plans for clinical study relating to the treatment of gynecological or other "soft tissue" tumors.

  Early in 1998 the Company initiated animal studies in collaboration with physicians at Johns Hopkins University School of Medicine, Baltimore, Maryland to characterize PRS treatment of kidney and liver tumors and to test specialized accessory positioning equipment designed for use with the PRS. 28,800 new cases of kidney cancer and 13,600 liver cancer were estimated for 1997 to be 11,300 and 12,400 deaths, respectively. If the results of animal trials are positive, the Company intends to pursue human clinical trials, subject to FDA approval.

  The Company prioritizes the types of tumor applications it explores based on several factors, including potential market size, physician interest in trials and available corporate resources. Periodically, the Company reviews existing applications being pursued as well as alternative applications. There can be no assurance that the applications selected for study will lead to successful commercial applications of the PRS. Accordingly, the applications of the PRS to the treatment of various types of tumors described above are subject to change. For example, in late 1997, the Company discontinued studies of the application of the PRS to bladder tumors. The Company is considering the applicability of the PRS for minimally invasive therapy for prostate, lung, colon, rectal, pancreatic and nasopharyngeal cancers. For these other cancers, fixturing devices will need to be developed, or existing fixturing devices will need to be adapted, for compatibility with the PRS. The Company intends to design its own devices, as well as pursue collaborative relationships with other organizations in order to develop or modify their devices, as it has with respect to stereotactic systems used in treating brain and breast tumors. For applications where a direct path to the tumor site is not possible, the Company is exploring a flexible version of the probe which will permit indirect access to the tumor site.


BUSINESS STRATEGY

  The Company's goal is to establish the PRS as the preferred means for the treatment of cancerous tumors by utilizing its therapeutic, operational and economic advantages over competing cancer treatment methods. In order to achieve its objectives, the Company intends to pursue the following business strategy:

  Utilize Core Technology for the Treatment of Metastatic Brain Tumors and
Additional Applications.   The PRS has been used to treat brain tumors in over
150 patients. European and Japanese clinical trials for the treatment of brain tumors are currently ongoing. While the Company has focused its efforts to date mainly on the development of the PRS to treat brain tumors, the Company intends to utilize and further develop its core PRS technology for multiple applications based on clinical needs and specific market opportunities. The Company expects these applications to include the treatment of breast, skin, kidney, liver, gynecological and other tumors.

  Build Relationships with Medical Professionals and Institutions.   The Company
has developed strong relationships with prominent medical professionals and institutions worldwide who have been involved in the clinical testing of the PRS. The Company believes that the medical community's acceptance of the PRS as a viable cancer treatment tool will significantly impact the Company's ability to market the PRS. Therefore, the Company intends to continue to foster and expand these important relationships. For this purpose, the Company has established a Medical Advisory Board, which advises and consults with the Company's Board of Directors and senior management. The Company also plans to attend and provide presentations at conferences and seminars, to seek and promote publication in scientific and industry journal articles or clinical studies relating to the PRS, and to continue consultations with members of the medical community regarding the PRS.

  Obtain Regulatory Clearance for the PRS in the U.S. and Internationally. The Company intends to seek regulatory clearances for the PRS in the U.S. and abroad. On June 20, 1997, the Company received a 510(k) clearance from the FDA to market the PRS Model 3 for the treatment of intracranial tumors. In addition, the Company is in the process of seeking a European Community Mark ("CE Mark") for the PRS and has retained both TUV-Essen and the British Standards Institution (BSI). The Company currently anticipates receiving a CE Mark for the PRS in the second quarter of 1998. In Japan, the Company is in the process of conducting clinical trials using the PRS Model 3 on brain tumors at two hospitals that the Company believes may lead to regulatory approval from the Japanese Ministry of Health and Welfare to commercialize the PRS400 in that country in late 1998 or early 1999. However, there can be no assurance that regulatory approval will be granted, or that any approval of the PRS Model 3 will facilitate or result in regulatory approval of the PRS400. The Company intends to pursue regulatory clearance in other countries as needed. In addition, the Company intends to initiate human clinical trials for applications other than the brain such as for breast, skin, kidney, liver, and gynecological tumors, and to seek regulatory approvals for the commercialization of those applications if the results of the underlying clinical trials so warrant.

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

  Protect Intellectual Property Rights. The Company holds twelve U.S. patents and has filed one U.S. patent application relating to the PRS or its constituent or ancillary components. The Company has also obtained two patents in Australia and two patents in Japan, and has filed thirty-eight patent applications in selected foreign countries. The Company intends to continue to pursue its patent filing strategy and to protect its intellectual property rights against infringement.


CLINICAL TRIALS

  Before medical devices such as the PRS can be marketed in the U.S., successful completion of clinical trials, along with FDA clearance, is required. The Company received in June 1997 a 510(k) clearance from the FDA to market the PRS Model 3 used in all of the U.S. Phase II clinical trials.

Locally approved clinical trials for the treatment of brain tumors are ongoing at sites in Japan, Germany and Italy.

  Clinical trials for the application of the PRS to the treatment of breast tumors in the U.K. are contingent on approval by that country's Medical Device Agency ("MDA"). In 1997, the Company submitted a petition to the MDA, but the MDA asked for additional information on sterilization procedures and material biocompatibility of the applicators to be used with the PRS in intraoperative trials. In January 1998, the Company furnished additional data to the MDA for its review. A response is expected in early April and, if approved by the MDA, intraoperative breast tumor clinical trials using the PRS to provide a post-surgical radiation boost are expected to begin in the second quarter of 1998. Based upon those trials, the Company intends to submit an application to the FDA to begin human clinical trials in the U.S. The possibility of treating topical tumors of the skin and mouth with the PRS is also being pursued. A request for an IDE was submitted to the FDA on January 26, 1998 to perform human clinical trials to address the treatment of Kaposi's sarcomas and other skin malignancies at the New York Medical College in New York City. The Company has successfully obtained conditional approval from FDA of its application for an IDE to begin clinical trials in non-melanoma skin cancers. The conditional approval allows the treatment of patients to begin upon receipt of study approval from the hospital's Institutional Review Board and while the Company responds to FDA's requests for additional information. FDA will grant full approval of the IDE as soon as the Company fulfills their requests. The Company will consider the use of the PRS for other potential applications on an ongoing basis.


PRODUCTS AND PRODUCT DEVELOPMENT

  A complete PRS consists of (i) equipment for clinical use in treating patients, principally consisting of the x-ray emitting probe, its electronic control box and a standard computer-based treatment system, (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment, (iii) custom equipment for use in the laboratory to calibrate the output of the probe, and (iv) various accessories such as applicators to irradiate, for example, body cavities, and fixturing devices to support the PRS's x-ray probe during patient treatment in noncranial applications.

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

  The Company is developing for intraoperative use, immediately after surgical removal of a tumor, treatment applicators to administer a localized boost of radiation to the tumor bed in order to destroy any remaining malignant cells. For treating skin and surface tumors the Company has designed conical applicators. In addition, the Company is developing a floor stand instrument holder which supports the PRS x-ray probe when used for treatment of various body sites other than the head.

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

MARKETING AND SALES; COLLABORATIVE RELATIONSHIPS

  The Company believes that the acceptance of the PRS by health care providers as a viable, cost-effective alternative to conventional cancer treatment methods will be critical to the successful commercialization of the PRS. The Company intends to target such health care providers as hospitals, out-patient providers, women's health centers, and regional facilities, both within the U.S. and abroad, as potential customers. The Company intends to market and distribute its products through a combination of in-house sales, collaborative relationships and distributors. Before the PRS400 may be sold, the Company must receive a 510(k) clearance from the FDA in the U.S. and the CE Mark in Europe.

  Mr. John Brink, the Company's Director of Marketing and Sales, brings to the Company substantial experience in the market for neurosurgical and spinal products having held senior marketing and product management roles for over twenty years at a division of Johnson & Johnson and at Radionics Incorporated ("Radionics"). The Company intends to locate direct sales representatives and independent manufacturers representatives worldwide to service major critical care hospitals, university teaching hospitals and progressive community hospitals. The Company has hired an East Coast regional sales manager in the U.S. and has retained its first independent sales representative, a former marketing manager for the Company who resigned to establish his own firm representing the Company in Texas, Oklahoma, Louisiana, Arizona and New Mexico.

  The Company and Toshiba Medical Systems Co., Ltd. have entered into agreements relating to the conduct of clinical trials in Japan, and to future product distribution arrangements in that country. Those agreements provide that Toshiba will conduct and pay a portion of the cost of the PRS clinical trial program in Japan, be responsible for obtaining approval under Japan's Pharmaceutical Affairs Law to import, market, sell and use the PRS and, once regulatory approvals are obtained, serve as exclusive distributor for the PRS in Japan. Toshiba has purchased from the Company at a discounted price two PRS Model 3 units for use in the clinical trials. The Company has agreed to upgrade those units at no additional cost to Toshiba once approvals are obtained to sell the PRS in Japan. Toshiba is one of the leading medical device manufacturers and distributors in the world, and the Company believes that Toshiba's support for the PRS will be a significant factor in gaining acceptance for the device in the medical marketplace in Japan. Upon entering into the clinical trial and distribution arrangement, Toshiba purchased an equity interest in the Company which represents 3.1% of the issued and outstanding capital stock of the Company as of March 20, 1997.

  The Company also has entered into, and plans to continue entering into, strategic relationships with manufacturers or designers of components and accessories relating to, or to be used in conjunction with, the PRS. The Company believes that such relationships will enable the Company to focus its development efforts and devote its economic resources to its core technologies, while simultaneously providing access to those parties' customers and distribution channels. For example, two manufacturers of stereotactic frames, Radionics and Medical High Tech GmbH, have adapted their frames to be compatible with the PRS, and a third frame manufacturer has submitted designs to the Company indicating a similar intention. In addition, a Radionics subsidiary, Radionics Software Applications ("RSA"), has developed a prototype version of its three-dimensional patient treatment planning program specifically tailored for use with the PRS in conjunction with its stereotactic frame. The Company hopes to leverage its relationships with these third parties in order to increase market opportunities.

MEDICAL ADVISORY BOARD

  The Company's Medical Advisory Board consults with the Company's Board of Directors and senior management at such times as the Board of Directors or management shall request. These consultations provide advice to the Company generally on its business and products, including the PRS. The Medical Advisory Board members are employed on a full-time basis by employers other than the Company, and these members have commitments to, or consulting, advisory or other contractual relationships with, other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest. The Board of Directors convened its first meeting of the Medical Advisory Board in August 1997. The following individuals serve as members of the Medical Advisory Board:

NAME                                                                     POSITION
----                                       --------------------------------------------------------------------
Nicholas T. Zervas, M.D. (Chairman)  ...   Higgins Professor of Neurosurgery, Chief of the Neurosurgical
                                           Service, Massachusetts General Hospital, Boston, Massachusetts

Michael Baum, ChM. FRCS  ...............   Professor of Surgery, The Institute of Surgical Studies, University
                                           College, London Medical School, London, England


Basil S. Hilaris, M.D., FACR  ..........   Professor and Chairman of the Department of Radiation Medicine,
                                           Our Lady of Mercy Medical Center, New York Medical College,
                                           New York, New York

Christoph B. Ostertag, M.D.  ..........    Professor and Director of Department of Stereotactic Neurosurgery,
                                           Neurosurgical University Clinic, Albert-Ludwigs University,
                                           Freiburg, Germany

Kintomo Takakura, M.D., Ph.D  .........    President, Tokyo Women's Medical College, Tokyo, Japan

Jay S. Loeffler, M.D.   ...............    Director of Northeast Proton Therapy Center, Massachusetts General
                                           Hospital, Boston, Massachusetts

  The Company has agreed to issue to each member of the Medical Advisory Board, with the exception of Dr. Zervas, options to purchase 1,000 shares of the Company's Common Stock, which vests over five years, for each full year that such member serves on the Medical Advisory Board. The exercise price per share for the options issued to the individuals who were members of the Medical Advisory Board on July 31, 1997 with respect to such member's first year of service was $7.00. The exercise price per share for options issued with respect to any subsequent year of service and to any new members joining the Medical Advisory Board after July 31, 1997 will be the lesser of the fair market value of such share on August 1 of that year or the subsequent July 31, or if the member joins after August 1, the lesser of the fair market value of such share on the date the member joins or the subsequent July 31. Each member also receives a fee of $1,000 per regular or special Medical Advisory Board meeting attended in person (together with reimbursement of reasonable travel expenses), and a fee of $500 for each such Medical Advisory Board meeting participated in by means of conference telephone arrangements. In lieu of stock options, the Company is paying Dr. Zervas, the current Chairman of the Medical Advisory Board, a stipend of $10,000 for each year that he serves on the Medical Advisory Board.

PATENTS AND PROPRIETARY RIGHTS

  A U.S. patent directed to the base PRS technology was issued to the Company in October 1992. Two U.S. patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering, respectively. From 1994 through 1996, three U.S. patents directed to use of the PRS to treat brain tumors were issued to the Company. A U.S. patent, directed to a flexible probe PRS for endoscopic purposes, was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS. One U.S. patent issued in 1996, one in 1997, and one pending U.S. patent application are directed to use of the PRS to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. The Company was issued two other patents in 1997 relating to accessory equipment. The Company has foreign patent applications in selected foreign countries which correspond to certain of its U.S. patent applications. As of March 20, 1997, two patents corresponding to the Company's initial U.S. patents have issued in Australia and two patents directed to the treatment of brain tumors have issued in Japan; thirty-eight other foreign applications are pending.

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

  The Company intends to implement the necessary operational systems to support the successful commercial production of the PRS and any other products. Specifically, the Company intends to continue to pursue full functional compliance with ISO 9001 and the FDA's GMP standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance. On September 22, 1997 the Company's facilities were qualified for ISO 9001 and were registered accordingly. The Company believes that the combination of its ISO 9001 registration and certification to the European Medical Device Directive Annex II, if obtained, will be sufficient to comply with the FDA's GMP standards. The Company is currently in the process of seeking such European Medical Device certification.

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

GOVERNMENT REGULATION

U.S.

  The PRS is subject to regulation in the U.S. by the FDA and by comparable agencies in foreign countries where the PRS is to be manufactured or distributed. Under the Foods Drugs and Cosmetic Act (the "FDC Act"), the Safe Medical Device Amendments (the "SMDA"), and the FDA Moderization Act of 1997, manufacturers of medical devices must comply with applicable provisions of the FDC Act, the SMDA, and the FDA Moderization Act of 1997 and certain associated regulations governing the safety, design, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information after initiating distribution. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS, can be marketed. The Company intends to pursue a strategy intended to result in marketing clearance of as many PRS components as possible as quickly as possible in order to maximize flexibility in the marketing of the PRS and its components.

  FDA authorization to distribute a new device can be obtained in either of two ways, depending on the device. The first process (which is the more comprehensive of the two) applies to a new device that is not substantially equivalent to an existing, legally marketed product, and requires generally that the Company establish the safety and effectiveness of the device through specific procedures. A Pre Market Approval ("PMA") application must be submitted to the FDA that contains, among other things, the results of clinical trials performed pursuant to FDA-approved protocols. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the device subject to the PMA must pass an FDA preapproval inspection. The PMA process can be expensive, uncertain and lengthy, often requiring several years to complete.

  The second of the two FDA processes is available for a new or significantly modified device which is "substantially equivalent" to an existing legally marketed device. Such a new device may be commercially introduced when, after submission of a premarket notification to the FDA under Section 510(k), the FDA issues an order permitting commercial distribution. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past including, in many instances, the results of clinical trials performed pursuant to FDA approved protocols. As between the two sets of procedures (the PMA approval procedure and the Section 510(k) clearance procedure), the PMA procedures are normally more complex and time consuming than Section 510(k) procedures, since the PMA procedures are for products that are not comparable to any other product in the market. However, even the Section 510(k) procedures are time-consuming and expensive.

  On February 9, 1998 the Company filed a Section 510(k) application with respect to the current model of the PRS, the PRS400, for the treatment of intracranial tumors. Under the Section 510(k) procedures, the Company will be required to prove that the PRS 400 is substantially equivalent to its PRS Model
3. Although the product acceptance period for a Section 510(k) application is normally about four to twelve months from the date the application is deemed complete by the FDA, the Company believes that because of the substantial equivalence of the PRS 400 and the PRS Model 3 this acceptance period will be considerably shorter than the time period required for Section 510(k) clearance of the PRS Model 3. However, there can be no assurance that the FDA will agree with the Company's assessment of substantial equivalence, or if it does agree, that the FDA's product acceptance period for the PRS400 will be less than four to twelve months. If the Company is unable to avail itself of the Section 510(k) procedures, it will need to seek FDA approval under the PMA procedure. As discussed above, the preparation of a PMA application is significantly more complex, expensive and time consuming than the Section 510(k) procedure. Even if the Company were able to proceed to seek PMA approval, it would need to do so based on additional clinical tests conforming to FDA approved protocols, and such approval would likely not be obtained, if at all, until at least 1999.

  The Section 510(k) application filed by the Company includes all PRS treatment components and associated laboratory equipment for calibration and dose verification. Treatment planning software developed by a third party manufacturer, which has not been used in clinical PRS treatments to date, may require separate FDA clearance or approval prior to marketing in the U.S.

  In addition to the clearance and approval procedures described above, the FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. Prior to selling a product, a company's manufacturing operations need to comply with FDA's Good Manufacturing Practices ("GMP") standards. The Company believes that it will achieve this goal when, together with its ISO 9001 registration, it receives self-certification to affix the CE Mark to its products. The FDA may also require the ongoing monitoring of products which have been cleared for commercialization under those procedures.

  The PRS400, has not been cleared or approved for commercial use in the U.S. or in any foreign country. There can be no assurances that clearances will be granted for the PRS400 or any other future products, if any, or that the length of time for clearance will not be extensive, that the cost of attempting to obtain any such clearances will not be prohibitive, or that the Company will have sufficient funds to pursue such clearance. Failure to obtain or maintain requisite governmental approvals could delay or preclude the Company from further developing and marketing the PRS and other products. Such delays could impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations, even after regulatory clearance is obtained.

  Even if regulatory clearances or approvals are obtained, such clearances or approvals may include significant limitations on particular uses. In addition, those clearances or approvals may be withdrawn or limited for non-compliance with regulatory standards or the occurrence of unforeseen problems following the initial clearance or approval (either of which could result in restrictions, including withdrawal of the product from the market or sanctions or fines being imposed on the Company).

  In addition, the export of products manufactured by the Company will be subject to receipt of export licenses from the U.S. Government. Such licenses are required for equipment use in foreign clinical trials. The Company has requested and been granted export licenses and corresponding foreign import licenses for clinical trials in England, Japan, Australia, Germany and Italy.


Foreign Countries

  The regulatory climate relating to the marketing of medical devices within the European Union ("EU") is currently in transition while the EU's Medical Device Directive is being implemented. The Medical Device Directive (June 1993) stipulates the regulatory requirements adopted by the European Union, pursuant to which "National Competent Authorities" approve European commercialization of new medical products through a procedure whereby both the products and the manufacturing facilities must conform to well defined specifications.

  The transition period for the Medical Device Directive will end in June 1998; after the expiration of this transition period, all medical devices to be marketed in any EU country must first obtain a CE Mark. The CE Mark is an international symbol of adherence to quality assurance standards. Obtaining a CE Mark with respect to a particular medical device requires the submission of information that is similar in certain respects to that which is submitted to the FDA in connection with a Section 510(k) notification. In order for the Company to sell its products in Europe, it must comply with EU directives relating to manufacturing and quality assurance documentation under the ISO 9000 series standards and to the performance, safety, and manufacture (and quality assurance) of the particular device.

  In order to have the capacity to examine a large number of new products, the National Competent Authorities have mandated Notified Bodies (nongovernmental organizations) to act as their agents and qualify the PRS in accordance with EU standards. In October 1995, the Company engaged TUV-Essen, one of these Notified Bodies, to act as its agent in qualifying the equipment to obtain a CE Mark. TUV-Essen is in the process of testing the PRS400, specifically as to radiation and electrical safety. Previously, in late 1997 the Company had the therapeutic units of the PRS400 subjected to electromagnetic compatibility ("EMC") testing with satisfactory results. Upon completion of their review, TUV-Essen may certify the Company in accordance with Annex III of the European Medical Device Directive, allowing each manufactured system, after inspection by this Notified Body, to be CE marked. The Company subsequently engaged BSI for ISO 9001 registration, which provides an alternative means of obtaining CE certification. With data supplied from the TUV-Essen tests and the Company, BSI, which is also a Notified Body, may certify the Company in accordance with Annex II of the Medical Device Directive, which will allow the Company to self-certify its products. Although continuing to pursue both paths to certification, the Company believes that the latter approach with BSI will culminate in obtaining the CE Mark earlier and eliminate the need for a third-party inspecton of each manufactured unit. However, there can be no assurance that the review of either TUV-Essen or BSI will ultimately result in the Company's obtaining CE certification.

  In order to commercially distribute a medical device in Japan, it is necessary for the manufacturing or importing firm to obtain a "license" ("kyoka") from the Ministry of Health and Welfare ("MHW") in Japan. MHW's examination for such a "license" focuses primarily on the adequacy of the applicant's buildings and facilities and on the qualifications of its personnel. Additionally, the firm must obtain a manufacturing or importing "approval" ("shonin") for each product intended to be distributed in Japan. A product "approval" is issued by MHW after the applicant has satisfied their examination of the product's conditions of safety and effectiveness. Products such as the PRS are required to undergo testing in clinical trials to satisfy MHW's examination for product "approval". The applicant must obtain MHW's approval of an application to conduct such clinical trials and, upon approval, performance of the clinical trials must include treatment of at least thirty patients at each of two clinical sites. The application for product "approval" may be made to the MHW after the completion of the clinical trials and typically includes detailed information about the product as well as the results of clinical and other performance testing.

  The Company has entered into agreement with Toshiba Medical Systems Co., Ltd. ("TMSJ"), to act as its representative in Japan for matters dealing with the MHW. TMSJ, with assistance from the Company, successfully applied for approval to conduct clinical trials leading to product approval of the PRS for the treatment of brain tumors and those trials have been ongoing since February 1997. Currently, one clinical site has nearly completed treatment of its required number of patients and the second site has completed nearly one-half of its treatments. The Company anticipates that the clinical trials will be completed in the 3rd or 4th quarter of 1998, and that the application for product "approval" of the PRS will be submitted to MHW in either the 4th quarter of 1998 or the 1st quarter of 1999. Sales of medical devices within other jurisdictions outside the U.S., Europe, and Japan are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.


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

  In addition, many third party payors in the U.S., including the federal Medicare program and many state Medicaid programs, are planning to shift or have shifted to partially or fully capitated systems. Under such systems providers receive either a fixed payment amount per diagnosis or general treatment approach regardless of the specific treatment modality, or a fixed payment amount to provide for all the care needs of a patient over time regardless of illness. To the extent that the PRS is comparatively more cost effective than existing treatment modalities, providers subject to partial or fully capitated systems will have an incentive to utilize the PRS. The Company has engaged American Medical Accounting and Consulting of Marietta, Georgia to perform a preliminary reimbursement study for the PRS400.

  The levels of revenues and profitability of sales of medical devices may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to subject pricing or profitability of medical devices to governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care products may take in response to any health care reform proposals or legislation, the existence of such proposals could have a material adverse effect on the Company in general.

  With respect to health care reimbursement in the EU, there are presently no EU-wide reimbursement procedures; the majority of the EU member nations each have a dominant national health service with distinct and unique reimbursement policies and procedures. In addition, private insurers within the EU offer a great variety of benefits. It is anticipated that by June 1998, when the Medical Devices Directive becomes mandatory in the EU, the principal prerequisite for reimbursing a procedure involving new medical equipment will be obtaining a CE Mark as described in more detail above.

  Other foreign countries also have their own health care reimbursement systems, and there can be no assurance that third party reimbursement will be made available to the Company under any foreign reimbursement system.

EMPLOYEES

  The Company presently has 41 employees, including a Chief Financial Officer, Director of Marketing and Sales, Director of Clinical Research and Regulatory Affairs, and Production and Engineering Managers. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

EXCUTIVE OFFICERS

  Peter M. Nomikos, age 66, has served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since its founding in 1989. Mr. Nomikos was co-founder of Thermo Electron Corporation ("Thermo Electron") where he was a director until 1976. For the past 30 years, Mr. Nomikos has resided in London and has been involved in maritime shipping as Managing Director of Nomikos (London) Ltd. He devotes on average approximately 150 hours per month (or roughly two-thirds of his professional time) to directing the overall business activities of the Company in the U.S. and abroad. Approximately one-third of Mr. Nomikos' professional time is devoted to his other professional activities, including those relating to PYC Corporation.

  Peter E. Oettinger, Ph.D., age 60, has served as Vice President, Chief Operating Officer and a Director of the Company since its founding in 1989. From 1978 to 1988, Dr. Oettinger, was Manager of Research and Development of Thermo Electron's Direct Energy Conversion Operation, and Thermo Electron's Laser Laboratory. Dr. Oettinger has a B.S. from Cornell University, an M.S. from the California Institute of Technology and a Ph.D. from Stanford University.

  Gerald J. Bojas, age 61, has served as the Chief Financial Officer of the Company since March 1997. Prior to joining the Company, from 1992 to 1996 Mr. Bojas was Treasurer and Corporate Controller of MediSense, Inc. He also was the Chief Financial Officer of MediSense, Inc. from 1990 to 1991. From 1981 to 1990, Mr. Bojas was the Corporate Controller of Compugraphic Corporation. Mr. Bojas has a B.S. in accounting from Wayne State University.

ITEM 2.   PROPERTIES.

  The Company currently occupies approximately 17,600 square feet of space in a building located in Lexington, Massachusetts. Approximately 15,000 square feet is occupied under a lease that expires in 2002, although the Company has the option to extend the term of the lease for an additional five years at fair market rental rates. The Company occupies an additional 2,600 square feet of space in the same building under a sub-sublease that expires in 1999. At that time, the Company has the right to lease the balance of the space in the Lexington building at a fair market rental for a term that expires 2002. That term may also be extended, at the Company's option, for an additional five years. This facility is suitable for research and development, corporate administration and assembly of the PRS, and the Company believes that it will be adequate to meet the its foreseeable requirements through at least the year 2000.

ITEM 3.   LEGAL PROCEEDINGS.

  The Company is currently involved in settlement discussions with a physician and his employer. The Company has been notified that such physician and his employer believe that they have certain rights with regard to their understanding of the Company's planned use of the PRS for treatment of tumors in body cavities. No formal legal proceedings have been initiated and the Company believes it has reached an agreement in principle with the parties as to settlement of this matter. In the opinion of management, the resolution of this matter will not have a material adverse effect upon the Company's business, financial condition or results of operations.

  There can be no assurance that future claims against the Company will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended January 3, 1998.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  There were 62 stockholders of record of the Company's Common Stock as of March 25, 1998. The Company believes that there are approximately 890 beneficial stockholders. The Company has not declared or paid any dividends on its Common Stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business, and, accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

  The Company's Common Stock is listed on the Nasdaq National Market under the symbol "PECX" and has been traded publicly since January 29, 1997. The price ranges presented below represent the high and low sale prices for each quarter, as reported by "The NASDAQ Stock Market Summary of Activity Report."

1997                                                             High            LOW
----                                                             ----            ---

First Quarter (from January 29, 1997)  .................      9 1/4           5 1/2

Second Quarter  ........................................      8 3/8           4 1/8

Third Quarter  .........................................      8 3/4           5 7/8

Fourth Quarter  ........................................     11 1/8           7 3/4



  Set forth in chronological order is information regarding the number of shares of capital stock sold and the number of options granted by the Company during the year ended January 3, 1998, the consideration received by the Company for such shares and options, and if applicable, information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration is claimed.

  1. On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham and Company, Inc. and Dain Bosworth Incorporated purchased an additional 275,000 shares of Common Stock on March 4, 1997. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-14541), which was declared effective on January 23, 1997. The public offering was underwritten by a syndicate of underwriters led by Needham and Company, Inc. and Dain Bosworth Incorporated. After deducting underwriting discounts and commissions of $1,353,625 and expenses of $1,165,021 the Company received net proceeds of $16,818,854.

  2. On May 22, 1997, the Company issued 171,257 shares of Common Stock to Thermo Electron Corporation in connection with the conversion of $190,211 of principal and interest on a Convertible Subordinated Note due May 22, 1997. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

  3. On May 22, 1997, the Company issued 242,334 shares of Common Stock to Peter
M. Nomikos, Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company, in connection with the conversion of $274,020 of principal and interest on a Convertible Subordinated Note due, May 22, 1997. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

  4. During 1997, the Company granted 59,417 options to purchase Common Stock to employees, directors and consultants of the Company at exercise prices from $7.00-$9.75 per share pursuant to the Company's 1996 Equity Incentive Plan. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act.

  As of January 3, 1998, the Company has used the following amounts of the net proceeds from its initial public offering for the following purposes: $4,626,390 for research and development expense and $2,306,341 for general and administrative expenses and $846,732 for working capital.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

  The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the years ended December 28, 1996 and January 3, 1998 and the consolidated statement of operations data presented below for the year ended December 30, 1995, are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the years ended January 1, 1994, and December 31, 1994 and the consolidated balance sheet data as of December 30, 1995, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                                                Fiscal Year Ended
                                                      ----------------------------------------------------------------------
                                                      January 1,  DECEMBER 31,   DECEMBER 30,   DECEMBER 28,    JANUARY 3,
                                                      ----------  -------------  -------------  -------------  -------------
                                                         1994         1994           1995           1996           1998
                                                      ----------  -------------  -------------  -------------  -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenues ....................................           $    -         $    -         $    -         $    -         $  725
Cost of goods sold ..........................                -              -              -              -            361
                                                        -------        -------        -------        -------        -------
Gross margin ................................               --             --             --             --            364

Operating expenses:
     Research and development expenses ......             1,727          2,086          3,226          3,577          4,627
     General and administrative expenses ....               251            505            866          1,512          2,306
                                                        -------        -------        -------        -------        -------
     Total operating expenses ...............             1,978          2,591          4,092          5,089          6,933
                                                        -------        -------        -------        -------        -------
Operating loss ..............................            (1,978)        (2,591)        (4,092)        (5,089)        (6,569)
     Interest income (expense), net .........              (289)           (81)           (25)           130            713
                                                        -------        -------        -------        -------        -------
Net loss ....................................           $(2,267)       $(2,672)       $(4,117)       $(4,959)       $(5,856)
                                                        =======        =======        =======        =======        =======
Net loss per share ..........................           $ (2.01)       $ (2.01)       $ (3.72)       $ (3.12)       $ (0.87)
                                                        =======        =======        =======        =======        =======
Weighted average basic and diluted shares ...             1,127          1,329          1,107          1,588          6,694


                                                     JANUARY 1,   DECEMBER 31,   DECEMBER 30,   DECEMBER 28,    JANUARY 3,
                                                     -----------  -------------  -------------  -------------  ------------
                                                        1994          1994           1995           1996           1998
                                                     -----------  -------------  -------------  -------------  ------------
Consolidated Balance Sheet Data:
Cash and cash equivalents .....................         $    68        $ 1,778       $  7,191       $  2,537      $  2,287
Total Assets ..................................             526          2,949          8,703          5,117        16,425
Total long-term debt, including current portion           1,296          2,115          1,940          2,043         1,686
Deficit accumulated during development stage...          (5,636)        (8,307)       (12,425)       (17,383)      (23,239)
Total shareholders' equity  ...................         $(1,054)       $   575       $  6,493       $  2,486      $ 14,012


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  The Company is engaged in the design, development and commercialization of the PRS, a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any significant revenue from the sale of its current PRS model, the PRS400, and does not anticipate receiving any significant revenue at least until late 1998. The Company has an accumulated deficit totaling approximately $23.2 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, sales and marketing, general and administrative and manufacturing expenses will continue to significantly increase during 1998 as it pursues the commercialization of the PRS400.

  FDA approved Phase I and Phase II clinical trials for the treatment of brain tumors with the PRS have been completed. Based on the results of these clinical trials, on June 20, 1997, the Company received a 510(k) marketing clearance from FDA to market the Model 3 of the PRS for treatment of intracranial tumors. The Company plans to introduce the PRS400 as its first commercial product. The Company believes that the PRS400 is substantially equivalent to the PRS Model 3 and that 510(k) market clearance of the PRS Model 3 will facilitate 510(k) market clearance of the PRS400. On February 9, 1998, the Company submitted to the FDA an application for 510(k) market clearance of the PRS400, an upgraded version of the PRS Model 3 with similar radiation output and enhanced safety and user interface systems. Clinical trials using the PRS for the treatment of brain tumors are ongoing at sites in Europe and Japan.

  The Company currently anticipates that clinical trials to determine the safety of the PRS for treatment of breast cancer will begin in the first half of 1998 in England, although there can be no assurance that clinical trials will begin at that time. Early results from these trials in England, if favorable, will be used to support an application to the FDA to begin human clinical trials using the PRS for the treatment of breast cancer in the U.S.. The Company has also recently obtained conditional approval from FDA of an Investigation Device Exemption for use of the PRS in the treatment of certain skin cancer tumors (basal cell and squamous cell carcinomas and Kaposi's sarcoma). Clinical treatment of patients in the study are expected to begin upon receipt of approval from the Institutional Review Board at the U.S. hospital where this program will be initiated. The Company anticipates starting this clinical study in the second quarter of 1998.

  Before medical devices such as the PRS400 can be marketed in the U.S., FDA approval or marketing clearance is required. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sale of the PRS400. The Company will consider the use of the PRS400 for other potential applications on an ongoing basis. In order to support such commercialization, the Company will experience significant working capital and financing needs.

  If all regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing resources. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to subcontract the fabrication of most of its electrical and mechanical components. On September 22, 1997, the Company received ISO 9001 registration for operating a quality management system. The Company is in the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). The Company intends to pursue full functional compliance to GMP standards as required by the FDA.

  On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham & Company, Inc. and Dain Bosworth Incorporated purchased an additional 275,000 shares of Common Stock on March 4, 1997. The net proceeds from the offering are being used to (i) increase the Company's research of cancer treatment applications; (ii) continue to expand clinical trials for the PRS400; (iii) obtain regulatory approvals for the PRS400; (iv) enhance manufacturing and marketing capabilities and (v) provide working capital, as well as for general corporate purposes.

RESULTS OF OPERATIONS

Fiscal Year Ended January 3, 1998 and December 28, 1996

  Revenues:   The Company had revenues of $725,374 in 1997 compared with $0 in
1996. This change reflects the sale of two PRS Model 3s to Toshiba Medical Systems Company Ltd. Cost of Goods Sold were $361,536 in 1997 as a result of the sales of the PRS Model 3.

  Research and development expenses:   Research and development expenses
increased by $1,049,789 from approximately $3.6 million in 1996 to approximately $4.6 million in 1997. The principal costs in research and development were the continued development of the PRS400 for commercialization. The increase also reflects significant increases in expenses related to the Company's clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstial portion of the breast program. In 1996, the Company extended the term of stock options to purchase 23,500 shares of Common Stock which would have expired during the 180-day "lock-up period" following the completion of the Company's initial public offering.
These options were extended to a date which was two months after the expiration of the lock-up agreements. The Company recorded compensation expense of $272,600 pursuant to Accounting Principles Board Opinion No. 25 and allocated $258,100 to research and development expenses. Without giving effect to the allocation to research and development expenses due to the extension of stock options, research and development expenses would have increased by $1,307,889. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol, which the Company anticipates receiving approval of in mid-1998.

  General and administrative expenses: General and administrative expenses increased by $794,066 from approximately $1.5 million in 1996 to approximately $2.3 million in 1997. The increase is attributable to a growth in personnel from 27 in 1996 to 38 in 1997 and related costs. Additional increases related to legal and professional fees related to initial public offering expenses, and the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, as amended, general corporate representation, and the protection of intellectual property rights.

  Interest income:   Interest income increased by $569,133 from $250,542 in 1996 to $819,675 in 1997. The change resulted from investing the net proceeds of the Company's initial public offering.

Fiscal Year Ended December 28, 1996 and December 30, 1995

  Research and development expenses:   Research and development expenses
increased by $351,071 from approximately $3.2 million in 1995 to approximately $3.6 million in 1996. In 1996, the Company extended the term of stock options to purchase 23,500 shares of Common Stock which would have expired during the 180-day "lock-up period" following the completion of the Company's initial public offering. These options were extended to a date which is two months after the expiration of the lock-up agreements. The Company recorded compensation expense of $272,600 pursuant to Accounting Principles Board Opinion No. 25 and allocated $258,100 to research and development expenses. In addition, in 1995 the Company extended the life of certain options resulting in the measurement of $800,000 of compensation expense which was allocated to research and development. Without giving effect to the allocation to research and development expenses of $258,100 in fiscal 1996 and $800,000 in fiscal 1995 due to the extension of stock options in such periods, research and development expenses would have increased by $892,971. The increase primarily reflects significant increases in activity in the Company's Phase II clinical trial efforts and bladder and breast cancer research and development programs. A portion of the increase is also attributable to preclinical animal trials in 1996 for the bladder cancer application, discussions with physicians in the U.K. to initiate clinical trials in breast tumors, including the formulation of a breast cancer research and clinical trial protocol, and the development of certain equipment for such clinical trials.

  General and administrative expenses:   General and administrative expenses
increased by $645,542 from $866,733 in 1995 to approximately $1.5 million in 1996. The increase is attributable to a growth in personnel from 21 in 1995 to 27 employees in 1996 and related costs. Additional increases related to legal and professional fees related to both general corporate representation and the protection of intellectual property rights.

  Interest income:   Interest income increased by $164,792 from $85,750 in 1995 to $250,542 in 1996. This increase resulted from the investment of the net proceeds of a private placement.

Liquidity and Capital Resources

  Since its inception, the Company has financed its operations through the issuance of convertible debt and Preferred and Common Stock in a series of private placements totalling approximately $20.8 million. On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock, the Representatives purchased an additional 275,000 shares of Common Stock on March 4, 1997. See "--Overview". As a result of such initial public offering, the Company received net proceeds of approximately $16,818,854.

  Consolidated working capital was approximately $14.3 million at January 3, 1998, compared with $2.8 million at December 28, 1996. Included in working capital are cash and cash equivalents of $2.3 million at January 3, 1998, compared with $2.5 million at December 28, 1996. During 1997, $4.9 million of cash was used for operating activities.

  The Company used $842,023 of cash in 1997 for fixed assets and leasehold improvements associated with its facility.

  The Company received $17,389,058 of cash in 1997 from the sale of its Common Stock.

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

  The Company is currently involved in settlement discussions with a physician and his employer. The Company has been notified that such physician and his employer believe that they have certain rights with regard to their understanding of the Company's planned use of the PRS for treatment of tumors in body cavities. No formal legal proceedings were initiated and the Company believes it has reached an agreement in principle with the parties as to settlement of this matter. The Company's management also believes that the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

  The Company's capital requirements may change depending upon the progress of the Company's research and development activities, progress of the clinical trials, progress on new applications for treatment with the PRS and costs involved with procuring and defending patents.

  The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, skin, liver and kidney. The Company estimates that the requirements to complete the commercialization of the PRS400 will be approximately $4.5 million. The Company believes that such amount is needed to complete the Section 510(k) clearance for the PRS400, to purchase capital equipment for assembly and manufacturing of components for the PRS400 and to support a sales and marketing structure. At this point, the Company is not able to estimate the capital requirements of commercializing other potential applications of the PRS.

FORWARD-LOOKING STATEMENTS:

  Certain statements contained in this Form 10-K, including without limitations, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks and uncertainties, including without limitations those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-14541), that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholder to be held on May 27, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required herein will be reported in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) See the Exhibit Index included immediately preceding the exhibits to this Form 10-K.

  (b) Financial Data Schedules are included as Exhibits 27.1 to 27.4 to this Form 10-K. All other Schedules are not required under the instructions relating to the applicable accounting regulations of the Securities and Exchange Commission or are inapplicable, and therefore have been omitted.

  (c) Reports on Form 8-K

     None.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ..................................        F-2

Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996 ....       F-3

Consolidated Statements of Operations for the years ended January 3, 1998,
    December 28, 1996 and December 30, 1995 and for the period from inception
    (January 4, 1989) to January 3, 1998 ...................................       F-4

Consolidated Statements of Cash Flows for the years ended January 3, 1998,
    December 28, 1996 and December 30, 1995 and for the period from inception
    (January 4, 1989) to January 3, 1998 .....................................     F-5

Consolidated Statements of Shareholders' (Deficit) Equity at January 3, 1998,
    December 28, 1996 and December 30, 1995 .................................      F-6

Notes to Consolidated Financial Statements ..................................      F-7 to F-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation in the development stage) as of December 28, 1996 and January 3, 1998, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the three years ended January 3, 1998 and for the period from inception (January 4, 1989) to January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of December 28, 1996 and January 3, 1998, and the results of their operations and their cash flows for the three years ended January 3, 1998 and for the period from inception (January 4, 1989) to January 3, 1998, in conformity with generally accepted accounting principles.

                                  ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 9, 1998

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 28,      JANUARY 3,
                                                                      ---------------  ---------------
                                                                           1996             1998
                                                                      ---------------  ---------------
Assets
Current Assets:
  Cash and cash equivalents  .......................................    $  2,537,023     $  2,286,583
  Inventories  .....................................................         323,714          383,051
  Prepaid expenses  ................................................         992,412          413,707
  Held to maturity investments (Note 2)  ...........................               -       11,889,356
  Other current assets  ............................................          28,871           29,111
                                                                        ------------     ------------
     Total current assets  .........................................       3,882,020       15,001,808
                                                                        ------------     ------------
Property and Equipment:
  Computer equipment  ..............................................         311,295          684,027
  Lab and production equipment  ....................................         438,025          630,472
  Clinical site equipment  .........................................         656,395          752,952
  Furniture and fixtures  ..........................................          97,164          149,513
  Leasehold improvements  ..........................................         630,273          758,211
                                                                        ------------     ------------
  Property and equipment  ..........................................       2,133,152        2,975,175
  Less--Accumulated depreciation and amortization  .................         898,127        1,631,961
                                                                        ------------     ------------
     Net property and equipment ....................................       1,235,025        1,343,214
                                                                        ------------     ------------
  Other long-term assets  ..........................................               -           80,211
                                                                        ------------     ------------
     Total assets  .................................................    $  5,117,045     $ 16,425,233
                                                                        ============     ============
Liabilities and Shareholders' (Deficit) Equity
Current Liabilities:
  Accounts payable  ................................................    $    307,795     $    297,514
  Accrued expenses  (Note 3)  ......................................         247,880          398,180
  Accrued payroll and benefits  ....................................          32,204           31,977
  Current portion of convertible subordinated notes (Note 8)  ......         454,230                -
                                                                        ------------     ------------
     Total current liabilities  ....................................       1,042,109          727,671
                                                                        ------------     ------------
Long-Term Debt:
  Convertible subordinated notes and other advances, net of                1,589,147        1,685,547
    current portion  (Note 8)  .....................................    ------------     ------------
Commitments and CONTINGENCIES (NOTE 7)
Shareholders' Equity (Notes  8 , 9 AND 10):
Preferred stock, $0.01 par value --
  Authorized--7,500,000 shares
  Issued and outstanding--2,892,312 and none at
    December 28, 1996, and  January 3, 1998,
    respectively  ...............................................             28,923                -
Common stock, $0.01 par value --
  Authorized--15,000,000 shares
  Issued and outstanding--1,597,910 and 7,362,251 at
    December 28, 1996, and January 3, 1998,
    respectively   ..............................................             15,979           73,622
Capital in excess of par value--common stock  ...................          2,679,724       37,220,144
Capital in excess of par value--preferred stock  ................         17,202,463                -
Deferred compensation  ..........................................                  -          (17,180)
Subscription receivable  ........................................            (57,931)         (25,583)
Deficit accumulated during development stage  ...................        (17,383,369)     (23,238,988)
                                                                        ------------     ------------
     Total shareholders' equity  ................................          2,485,789       14,012,015
                                                                        ------------     ------------
     Total liabilities and shareholders' equity  ................       $  5,117,045     $ 16,425,233
                                                                        ============     ============


 The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended
                                                        -----------------------------------------------------
                                                                                                                    PERIOD
                                                                                                               -----------------
                                                                                                                FROM INCEPTION
                                                                                                               -----------------
                                                                                                               (JANUARY 4, 1989)
                                                                                                               ------------------
                                                          DECEMBER 30,      DECEMBER 28,        JANUARY 3,        TO JANUARY 3,

                                                        ----------------  -----------------  ----------------  ------------------
                                                              1995              1996               1998              1998
                                                        ----------------  -----------------  ----------------  ------------------
Revenues .............................................      $        --        $        --       $   725,374       $    725,374
Cost of Goods Sold ...................................               --                 --           361,536            361,536
                                                            -----------        -----------       -----------       ------------
Gross Margin  ........................................               --                 --           363,838            363,838
Operating Expenses:
   Research and development expenses  ................        3,225,530          3,576,601         4,626,390         17,876,658
   General and administrative expenses  ..............          866,733          1,512,275         2,306,341          5,929,677
                                                            -----------        -----------       -----------       ------------
       Total operating expenses  .....................        4,092,263          5,088,876         6,932,731         23,806,335
                                                            -----------        -----------       -----------       ------------
       Operating loss  ...............................       (4,092,263)        (5,088,876)       (6,568,893)       (23,442,497)
                                                            -----------        -----------       -----------       ------------
Interest income  .....................................           85,750            250,542           819,675          1,267,813
Interest expense  ....................................         (110,645)          (120,437)         (106,401)        (1,064,304)
                                                            -----------        -----------       -----------       ------------
Interest (expense) income, net  ......................          (24,895)           130,105           713,274            203,509
                                                            -----------        -----------       -----------       ------------
Net loss .............................................      $(4,117,158)       $(4,958,771)      $(5,855,619)      $(23,238,988)
                                                            ===========        ===========       ===========       ============
Basic and diluted net loss per share (Note 11)  ......           $(3.72)            $(3.12)           $(0.87)
                                                            ===========        ===========       ===========
Weighted average basic and diluted shares (Note 11)...        1,107,310          1,587,968         6,693,689

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                      PERIOD
                                                                                                               ---------------------

                                                                                 YEAR ENDED                       FROM INCEPTION
                                                                  ------------------------------------------- ---------------------

                                                                  DECEMBER 30,   DECEMBER 28,    JANUARY 3,    (JANUARY 4, 1989) TO
                                                                  -------------  -------------  -------------  ---------------------

                                                                      1995           1996           1998          JANUARY 3, 1998
                                                                  -------------  -------------  -------------  ---------------------
Cash flows from operating activities:
  Net loss  ...............................................        $(4,117,158)   $(4,958,771)  $ (5,855,619)         $(23,238,988)
  Adjustments to reconcile net loss to net cash used in
  operating activities--
  Depreciation and amortization  ..........................            288,416        325,939        733,834              1,640,552
  Noncash interest converted to subordinated notes  .......            109,331        103,147        106,401                976,996
  Noncash salary converted to common stock  ...............             50,000         50,000             --                250,000
  Noncash research and development expense converted to
  subordinated notes  .....................................                 --             --             --                  9,000
  Noncash compensation expense  ...........................            860,000        272,600          1,562              1,134,162
  Changes in current accounts--
  Inventories  ............................................            129,930        171,876        (59,337)              (382,781)

  Prepaid expenses  .......................................            (53,287)       (89,270)       105,699               (105,507)

  Other current assets  ...................................            (66,234)        41,403           (240)               (29,111)

  Accounts payable  .......................................             52,276        103,772        (10,281)               297,514
  Accrued expenses  .......................................            (43,341)       (93,725)       150,073                229,209
                                                                    -----------    -----------   ------------          -------------
  Net cash used in operating activities  ..................         (2,790,067)    (4,073,029)    (4,827,908)           (19,218,954)
                                                                    -----------    -----------   ------------          -------------
Cash flows from investing activities:
  Purchases of held to maturity investments  ..............                 --             --    (11,889,356)           (11,889,356)

  Purchases of equipment and leasehold improvements  ......           (638,988)      (737,531)      (842,023)            (2,950,329)

  Loan to Officer .........................................                 --             --        (80,211)               (80,211)

  Proceeds from sale of equipment and leasehold
  improvements ............................................                 --             --             --                  9,845
                                                                   -----------    -----------   -------------         -------------
  Net cash used in investing activities  ..................           (638,988)      (737,531)   (12,811,590)           (14,910,051)
                                                                   -----------    -----------   ------------          -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock  .................                 --         29,321     17,389,058             17,985,506
  Proceeds from issuance of preferred stock  ..............          8,849,600        600,000             --             13,385,370
  Proceeds from issuance of subordinated convertible notes.                 --             --             --              5,322,000
  Proceeds from issuance of warrants  .....................                 --             --             --                236,453
  Offering expenses  ......................................                 --       (473,006)            --               (473,006)

  Payments under capital lease obligations  ...............             (7,458)            --             --                (40,735)

                                                                   -----------    -----------   ------------          -------------
  Net cash provided by financing activities  ..............          8,842,142        156,315     17,389,058             36,415,588
                                                                   -----------    -----------   ------------          -------------
Increase (decrease) in cash and cash equivalents  .........          5,413,087     (4,654,245)      (250,440)             2,286,583
                                                                   -----------    -----------   ------------          -------------
Cash and cash equivalents, beginning of period  ...........          1,778,181      7,191,268      2,537,023                     --
                                                                   -----------    -----------   ------------          -------------
Cash and cash equivalents, end of period  .................        $ 7,191,268      2,537,023      2,286,583              2,286,583
                                                                   ===========    ===========   ============          =============
Cash paid for:
  Interest  ...............................................        $        --    $        --   $         --          $          --
                                                                   ===========    ===========   ============          =============
Noncash financing activities:
  Conversion of salary expense to common stock  ...........        $    50,000    $    50,000   $         --          $     250,000
                                                                   ===========    ===========   ============          =============
  Conversion of convertible subordinated notes to common
  stock  ..................................................        $   253,402    $        --   $    464,230          $   4,491,245
                                                                   ===========    ===========   ============          =============
  Conversion of common stock to preferred stock  ..........        $        --    $        --   $         --          $   3,846,015
                                                                   ===========    ===========   ============          =============
  Capital lease obligation incurred for equipment  ........        $        --    $        --   $         --          $      40,383
                                                                   ===========    ===========   ============          =============
  Conversion of preferred stock to common stock  ..........        $        --    $        --   $     28,923          $      28,923
                                                                   ===========    ===========   ============          =============
  Conversion of convertible subordinated notes to warrants.        $        --    $        --   $         --          $      47,000
                                                                   ===========    ===========   ============          =============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                    Common                                             Deficit
                                             Preferred  Common      Stock      Preferred                              Accumulated
                                               Stock     Stock   Capital in   Stock Capital                             During
                                               $0.01     $0.01    Excess of   in Excess of    Deferred   Subscription Development
                                             Par Value Par Value  Par Value    Par Value    Compensation   Receivable     Stage
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Initial issuance of common stock  ........   $     --   $  7,475 $   291,525  $        --    $      --    $      --    $        --
  Net Loss ...............................         --         --          --           --           --           --       (414,045)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 28, 1989  ..............         --      7,475     291,525           --           --           --       (414,045)
  Net Loss ...............................         --         --          --           --           --           --       (394,275)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 29, 1990  ..............         --      7,475     291,525           --           --           --       (808,320)
  Net Loss ...............................         --         --          --           --           --           --       (973,773)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 28, 1991  ..............         --      7,475     291,525           --           --           --     (1,782,093)
  Issuance of common stock  ..............         --      2,042     147,958           --           --           --             --
  Issuance of warrants  ..................         --         --     121,453           --           --           --             --
  Net loss  ..............................         --         --          --           --           --           --     (1,586,239)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, January 2, 1993  ................         --      9,517     560,936           --           --           --     (3,368,332)
  Issuance of common stock  ..............         --        166      49,833           --           --           --             --
  Conversion of convertible
    Subordinated notes and related
    Accrued interest into common
    Stock  ...............................         --     12,820   3,833,195           --           --           --             --
  Issuance of warrants  ..................         --         --     115,000           --           --           --             --
  Net Loss  ..............................         --         --          --           --           --           --     (2,267,460)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, January 1, 1994  ................         --     22,503   4,558,964           --           --           --     (5,635,792)
  Issuance of common stock  ..............         --      1,376     411,625           --           --      (94,874)            --
  Conversion of common stock into                                                                                               --
    Preferred stock, Series A  ...........     12,820    (12,820) (3,833,195)   3,833,195                        --             --
  Issuance of preferred stock, Series B ..      5,000         --          --    3,930,771           --           --             --
  Issuance of warrants  ..................         --         --      47,000           --           --           --             --
  Net Loss  ..............................         --         --          --           --           --           --     (2,671,648)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 31, 1994  ..............     17,820     11,059   1,184,394    7,763,966           --      (94,874)    (8,307,440)
  Issuance of common stock  ..............         --         64      49,938           --           --       21,870             --
  Conversion of convertible subordinated                                                            --
    Notes and related accrued interest
    Into common stock  ...................         --      4,714     248,686           --                        --             --
  Issuance of preferred stock, Series C ..     10,992         --          --    9,338,608           --     (500,000)
  Extension of stock options  ............         --         --     860,000           --           --           --             --
  Net Loss  ..............................         --         --          --           --           --           --     (4,117,158)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 30, 1995  ..............     28,812     15,837   2,343,018   17,102,574           --     (573,004)   (12,424,598)
  Issuance of common stock  ..............         --        142      64,106           --           --       15,073             --
  Proceeds from issuance of Series C
    Preferred stock  .....................        111         --          --       99,889           --      500,000             --
  Extension of stock options..............         --         --     272,600           --           --           --             --
  Net Loss  ..............................         --         --          --           --           --           --     (4,958,771)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, December 28, 1996  ..............     28,923     15,979   2,679,724   17,202,463           --      (57,931)   (17,383,369)
  Issuance of common stock  ..............         --     22,750  16,796,104           --           --           --             --
  Anti-dilution, preferred stock, Series C         --        355        (355)          --           --           --             --
  Conversion of preferred stock, Series A.    (12,820)    12,820   3,833,195   (3,833,195)          --           --             --
  Conversion of preferred stock, Series B.     (5,000)     5,000   3,930,771   (3,930,771)          --           --             --
  Conversion of preferred stock, Series C.    (11,103)    11,103   9,438,497   (9,438,497)          --           --             --
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ...................         --      4,135     460,095           --           --           --             --
  Exercise of stock options  .............         --      1,480      63,370           --           --           --             --
  Recording of deferred compensation  ....         --         --      18,743           --       (17,180)         --             --
  Payment of subscription receivable  ....         --         --          --           --                    32,348             --
  Net Loss  ..............................         --         --          --           --           --           --     (5,855,619)
                                             --------- --------- -----------  ------------  ------------ -----------  ------------
Balance, January 3, 1998 .................   $     --   $ 73,622 $37,220,144  $         -      $(17,180)  $ (25,583)  $(23,238,988)
                                             ========= ========= ===========  ============  ============ ===========  ============

   The accompanying notes are an integral part of these financial statements.

(1)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Relationship to Principal Shareholders

  On January 4, 1989, Photoelectron Corporation (the "Company") was founded as a joint financing by Thermo Electron Corporation ("Thermo Electron") and PYC Corporation ("PYC"). Since inception, the majority of the Company's time and effort has been focused on the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The PRS delivers radiation through a thin, minimally invasive, needle-like probe, which emits from its tip precisely regulated x-ray photons. To management's knowledge, no company has yet marketed a salable product using technology similar to the PRS that has been developed by the Company. Even if marketing efforts are successful, substantial time will pass before significant revenues will be realized, and the Company may require additional funds during this period, which may not be available to it.

  The Company has completed a clinical feasibility study of the PRS treatment of brain tumors under an Investigational Device Exemption (IDE) granted by the U.S. Food and Drug Administration (FDA). The Company subsequently received FDA approval of an IDE Supplement to conduct Phase II clinical studies of the PRS treatment of metastatic brain tumors. FDA approved Phase II clinical trials of the treatment of brain tumors with the Model 3 PRS have been completed. Based on the results of these Phase II clinical trials, on June 20, 1997, the Company received a 510(k) marketing clearance from the FDA to market the Model 3 of the PRS for treatment of intracranial tumors. The Company believes that 510(k) clearance of the Model 3 will facilitate 510(k) clearance of the PRS400, which the Company plans to introduce as its first commercial product, contingent upon compliance with regulatory requirements pertaining to design and manufacturing, i.e. Good Manufacturing Practices (GMP). Simultaneously, the Company is in the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). However, satisfying the requirements compliance with GMP standards and for obtaining the CE Mark may be difficult and the Company may encounter significant delays or obstacles in that pursuit.

  On December 13, 1995, the Company and Toshiba Medical Systems Company Ltd. ("Toshiba") entered into an agreement pursuant to which Toshiba will help to develop and then support clinical trials of the PRS in Japan. The development and support of the clinical trials included purchasing two complete systems of the PRS for use in the clinical trials, installing and maintaining the PRS systems, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The application to conduct clinical trials was approved by the Ministry of Health and Welfare (MHW) in Japan in 1995. In 1997, Toshiba purchased, took delivery and installed the first of the two PRS systems to be used in these clinical trials. The first clinical site began treatment of patients in the MHW approved clinical trials in February of 1997. The Company delivered the second PRS system to Toshiba in the third quarter of 1997, and the clinical trials began at the second site in the fourth quarter of 1997. Once regulatory approvals for the PRS are obtained in Japan, Toshiba will serve as its exclusive distributor in Japan. Toshiba also invested approximately $2 million in the Company's Series C Preferred Stock offering, which converted to common stock as part of the initial public offering. Toshiba is not obligated to purchase additional shares of the Company's common or preferred stock (See Note 9).

Fiscal Years

  The Company has adopted a fiscal year ending on the Saturday nearest December
31. References to 1997, 1996 and 1995 are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively. Fiscal year 1997 included 53 weeks 1996 and 1995 each included 52 weeks.

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

Property and Equipment

  The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:

ASSET CLASSIFICATION                                      Estimated Useful Life
----------------------------------  ------------------------------------------------------------------
Machinery and equipment  .........  5 Years

Clinical site equipment  .........  The shorter of three years or the life of agreement

Furniture and fixtures  ..........  3-5 Years

Computer equipment & software.....  2-5 Years
Leasehold improvements  ..........  The  shorter of the term of the lease or the life of the asset

   Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.

Cash and Cash Equivalents

  As of January 3, 1998, cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund as well as commercial paper which has an original maturity of three months or less. Highly liquid investments with an original maturity of 3 months or less at date of acquisition are considered to be cash equivalents. Similar investments with original maturity beyond three months are classified as held to maturity investments. Cash equivalents are carried at cost, which approximate market value.

Held to Maturity Investments

   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investments in commercial paper as held to maturity and measures the value of such investments at amortized cost if the Company has the positive intent and ability to hold such investments to maturity. Interest income, including amortization of premiums and discounts, is recorded in earnings. Management reviews all reductions in fair value below book value to determine if an impairment is other than temporary in nature; the carrying value of the investment is written down to the appropriate level by a charge to earnings.

Income Taxes

  The Company adopted SFAS No. 109, "Accounting for Income Taxes", as of the beginning of 1989. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Revenue Recognition

  The Company generally recognizes revenue upon shipment of its products. The Company provides a reserve for its estimate of warranty at the time of shipment.

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

Foreign Currency

  All assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, "Foreign Currency Translation". Resulting translation adjustments are not material. Foreign currency transaction gains and losses included in the accompanying consolidated statements of operations are not material for the three years presented.

Net Loss Per Share

  During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share" (Note 11). As a result, all previously reported loss per share data have been restated. Basic loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share has been computed excluding the exercise of stock options and convertible securities, which were deemed to be anti-dilutive.

Fair Value of Financial Instruments

  The Company's financial instruments primarily consist of cash and cash equivalents, held to maturity investments, accounts payable and convertible subordinated notes. The fair value of the Company's convertible subordinated notes is primarily determined by the ability to convert those notes into common stock. The fair value of the convertible subordinated notes is approximately $7,513,000, and approximately $4,674,728 at December 28, 1996 and January 3, 1998, respectively, based upon the estimated fair value of the underlying common stock. The held to maturity investments are carried at amortized cost on the accompanying balance sheet. (See Note 2 for fair value disclosure.) The carrying amounts of the Company's remaining financial instruments approximate fair value due to their short-term nature.

Stock Option Plans

  The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans (Note 10). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, if any, are credited to equity. All equity issuances to nonemployees for services rendered are recognized based on the fair value of the equity instrument issued and amortized over its vesting period.

(2)  HELD TO MATURITY INVESTMENTS

  Investments in commercial paper are classified as held to maturity as of January 3, 1998. The amortized cost and fair values as of January 3, 1998 are as follows:


                               Amortized Cost   Gross Unrealized Loss   Fair Value
                               ---------------  ---------------------  -------------
          Commercial paper         $11,889,356         $12,056          $11,877,300

  All the commercial paper have a contractual maturity due within one year.

(3)   ACCRUED LIABILITIES
  Accrued expenses in the accompanying balance sheet includes the following balances:

                                           1996                  1997
                                      --------------        ---------------
Warranty Accrual                            $      -               $180,000
Annual Report Accrual                              -                 60,000
Other Accrued Expenses                       247,880                158,180
                                            --------               --------
                                            $247,880               $398,180
                                            ========               ========

(4)    INCOME TAXES

  The components of the deferred tax asset at December 28, 1996 and January 3, 1998 are as follows:

                                                   1996             1997
                                               -------------  -----------------
Deferred tax asset--
     Federal tax loss carryforwards  ......         $ 4,882           $  6,707
     Federal tax credit carryforwards .....             569                645
     State tax loss carryforwards .........           1,181              1,589
     State tax credit carryforwards .......             574                689
     Other, net ...........................             530                671
                                                    -------           --------
                                                      7,736             10,301
     Valuation allowance ..................          (7,736)           (10,301)
                                                    -------           --------
        Deferred tax asset ................         $    --           $     --
                                                    =======           ========

  As of January 3, 1998, the Company had federal net operating loss carryforwards of approximately $19,728,000, state net operating loss carryforwards of approximately $16,734,000, federal tax credit carryforwards of approximately $645,000, and state tax credit carryforwards of approximately $689,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 1998 through 2012, is fully reserved by means of a valuation allowance because their realization is uncertain.

  Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.

(5)   EMPLOYEE BENEFIT PLAN

  In April 1995, the Company terminated its Simplified Employee Pension plan ("SEP") and adopted a 401(k) Plan. No obligations arose from the termination of the SEP. The impact of the SEP was not material to the operating results prior to termination. The Company contributes 25% up to the first 6% of annual earnings for each employee with at least three months of service. During 1996 and 1997, the Company contributed approximately $19,539 and $37,224, respectively.

(6)   RELATED PARTY TRANSACTIONS

Thermo Electron Corporation

  On January 4, 1989, the Company entered into a corporate service agreement with Thermo Electron. Under this agreement, Thermo Electron provided certain administrative services, including legal advice and services, certain employee benefit administration, tax advice and preparation, space allocation and utilities. This agreement terminated on December 31, 1989. The Company has continued to utilize Thermo Electron's resources since that date on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $4,322, $3,582 and $3,253 in 1995, 1996 and 1997, respectively, for these services.

Thermo Power Corporation

  The Company is provided with certain services by Thermo Power Corporation, a 69%-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $313,942, $159,263 and $113,582 in 1995, 1996 and 1997, respectively, for these services. As of December 30, 1995, December 28, 1996, and January 3, 1998, $19,113, $31,322, and $15,599,
respectively, was payable to Thermo Power Corporation and was included in accounts payable in the accompanying consolidated balance sheets.

  Management believes that the fees charged by Thermo Electron and Thermo Power Corporation are reasonable and such fees are representative of the expenses the Company would have incurred on a stand-alone basis.

(7)   COMMITMENTS AND CONTINGENCIES

Litigation

  The Company is party to legal matters which arise in the normal course of business. Management, after reviewing these matters with legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the financial condition or results of operations.

Leases

  In 1996, the Company entered into a new operating lease for its office and research facilities expiring in 2002. The minimum lease payments under the new agreement are $295,043 in 1998, $286,162 in 1999, $273,854 in 2000, $285,723 in
2001 and $169,222 in 2002. The total future minimum lease payments are $1,310,004. The accompanying consolidated statements of operations include expenses for operating leases of $162,867, $135,472 and $307,975 for 1995, 1996 and 1997, respectively.


(8)   CONVERTIBLE SUBORDINATED NOTES

  On January 4, 1989, the Company issued and sold $181,000 of 8% subordinated convertible debenture to Thermo Electron, due in 1995. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.30. On December 30, 1995, Thermo Electron elected to convert its $181,000 subordinated convertible debenture and accrued interest into 471,354 shares of Common Stock. On May 22, 1990, the Company issued and sold $125,000 and $175,000 principal amounts of 8% subordinated convertible debentures to Thermo Electron and Mr. Peter M. Nomikos (President, CEO and Treasurer of the Company), respectively, due in 1997. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.80. Also in 1990, the Company issued and sold $52,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. The note is convertible into shares of the Company's Common Stock at a conversion price of $3.00. In 1991, the Company issued and sold $448,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. At January 3, 1998, the Company believes Mr. Peter M. Nomikos has full intention of converting these debentures into shares of the Company's common stock. The debentures are convertible into shares of the Company's Common Stock at a conversion price of $3.00. All of these debentures provide for the conversion of accrued interest into Common Stock at maturity. The accrued interest is convertible into common stock at a conversion price equal to the average fair market value of the Company's Common Stock on the first ten days of trading of the fiscal quarter in which the interest to be converted accrue.

  On May 13, 1992, the Company entered into a $4,500,000, 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos. These notes are convertible into Common Stock at a conversion price of $3.00 on May 13, 1999. The Company has borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement. The warrant purchase rights entitle the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of Common Stock at $3.00. At January 3, 1998, warrants to purchase 1,417,334 shares of the Company's Common Stock were outstanding. These warrants expire seven years from the issuance date. All warrants purchased by Mr. Nomikos have been accounted for as Common Stock capital in excess of par value. All earned but unpaid interest on the subordinated convertible debentures and demand loans are convertible into Common Stock at a conversion price equal to the fair market value of the Company's Common Stock on the first day of the fiscal quarter in which the interest to be converted accrued.

  In 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,547,000 principal amount of subordinated convertible debentures and $299,015 of related accrued interest. In 1994, these shares of Common Stock were converted into Series A Convertible Preferred Stock (See Note 9).

  In 1997, 171,257 and 242,334 shares of Common Stock were issued upon the conversion of $190,211 and $274,020 principal amount and accrued interest of subordinated convertible debentures to Thermo Electron Corporation and Mr. Peter
M. Nomikos, respectively.


(9)   COMMON AND PREFERRED STOCK

  On January 4, 1989, the Company authorized 6,000,000 shares of $0.01 par value Common Stock and issued 147,488 shares to Thermo Electron and 600,000 shares to Photoelectron Investment Corporation at $0.40 per share. The Company authorized an additional 9,000,000 shares of Common Stock in 1994 to accommodate possible stock issuance as a result of stock splits, note conversions and options issued under the stock option plan and potential future stock offerings. In 1992, Mr. Peter M. Nomikos was granted stock in lieu of compensation for 1990, 1991 and 1992 in the cumulative amount of 204,167 common shares. In 1994, 1995 and 1996, Mr. Peter M. Nomikos was granted stock in lieu of compensation in the amount of 16,667, 6,250 and 5,556 shares of Common Stock, respectively. All such shares were recorded as compensation expense at the estimated fair value per share on the date that such shares were granted to Mr. Nomikos. In fiscal 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,846,015 of subordinated convertible debentures and accrued interest (See Note 8).

  The Company has authorized 7,500,000 shares of $0.01 par value preferred. On March 18, 1994, the Board of Directors approved the conversion of 1,282,005 shares of Common Stock held by Mr. Peter M. Nomikos into Series A Convertible Preferred Stock on a one-for-one basis. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series A Convertible Preferred Stock has a liquidation preference of $3.00 per share (See Note 8).

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

  All of the Company's Convertible Preferred Stock automatically converted to Common Stock upon the closing of the Company's initial public offering.

  In 1994, the Company sold 121,000 shares of Common Stock to employees of the Company for $3.00 per share pursuant to a one-time employee stock purchase offering. A total of 85,500 of those shares were paid for at the time of the offering. Consideration for the remaining 35,500 shares was in the form of promissory notes executed by employees in favor of the Company. The balance of these notes is $57,931 and $25,583 in 1996 and 1997 respectively, and is described in the accompanying balance sheet as a subscription receivable.

  On December 3, 1996, the stockholders of the Company approved a one-for-two reverse stock split of the Company's Common Stock and Preferred Stock. All share and per share information have been retroactively restated to reflect this reverse stock split.

(10)   STOCK OPTION PLAN

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

  A summary of stock option activity is as follows:

                                 1995                               1996                              1997
                                 ----                               ----                              ----
                       Number of      Range of Option     Number of      Range of Option     Number of      Range of Option
                         Shares       Price per Share       Shares       Price per Share       Shares       Price per Share
                       --------       ---------------     --------       ---------------     ---------      ---------------
Options
outstanding,
beginning of year          596,500        $0.40 - $3.00       617,500        $0.40 - $8.00       817,475        $0.40 - $9.00


Granted                     21,000        $3.00 - $8.00       207,475        $8.50 - $9.00        59,417        $7.00 - $9.75
Exercised                        -                              7,500        $0.40 - $9.00       148,000        $0.40 - $0.80
Forfeited                        -                                  -                             29,000        $0.40 - $9.00

Options
outstanding, end
of year                    617,500        $0.40 - $8.00       817,475        $0.40 - $9.00       699,892        $0.40 - $9.75
Options exercisable        406,750        $0.40 - $8.00       399,250        $0.40 - $9.00       408,395        $0.40 - $9.00
Options available
for grant                  382,500                            175,025                            132,608
Weighted average
fair value per
share of options
granted during the year                   $        3.92                      $        5.45                      $        4.20


  As of January 3, 1998, the options outstanding had a weighted average remaining contractual life of 7 years.

  The Company accounts for stock options under APB No. 25. All stock options granted to date have been at an exercise price equal to or greater than the fair value of the Company's Common Stock on the date of grant

  In 1995, the Company extended the term of options to purchase 100,000 shares of Common Stock at $0.40 per share from seven to twelve years. This extension resulted in a new measurement date under APB No. 25, and accordingly, based upon a current fair value of $9.00 per share the Company recorded $860,000 of compensation expense. Upon exercise of options, net proceeds, including the tax benefit realized, are credited to equity.

  On July 17, 1996, the Board of Directors of the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") for employees, officers, directors and others of the Company and its' subsidiary, and recommended approval of the plan by the stockholders. The 1996 Plan provides for grants of incentive stock options to employees (including officers) of the Company, and for grants of non-qualified stock options to such employees as well as to directors and others of the Company and its' subsidiary. In addition, persons eligible to receive non-qualified stock options can be awarded shares of Common Stock and given the opportunity to purchase shares of Common Stock. A total of 266,775 shares of Common Stock may be issued under the 1996 Plan. Of the 207,475 options to purchase shares of Common Stock granted in 1996, options to purchase 91,750 shares of Common Stock have been granted under the 1996 plan.

  In the fourth quarter of 1996, the Company extended the terms of certain options issued to four employees of the Company. These options, by their terms, would expire but for such extension during the 180-day "lock-up period" following the date of the Company's IPO. These options were extended to a date which is two months after the expiration of the lock-up agreements. These options are exercisable into an aggregate of 23,500 shares of Common Stock, and none of said employees is an officer or director of the Company. As a result of the extension the Company recorded compensation expense of $272,600. In the third quarter of 1997, the Company issued options to nonemployees for services rendered. Compensation expense recognized was based on the fair value of the options amortized over the vesting period and was not material.

  In October 1995, the Finacial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation", which sets forth a fair value based method of recognizing stock based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock based compensation plans. Had the compensation cost for these plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been the following pro forma amounts:


                                                                       1995                  1996             1997
                                                                    -----------           -----------      -----------
Net Loss ............................  As Reported                  $(4,117,158)          $(4,958,771)     $(5,855,619)
                                       Pro Forma                    $(4,143,632)          $(5,146,911)     $(6,212,029)

Basic and Diluted Net Loss Per Share   As Reported                  $     (3.72)          $     (3.12)     $     (0.87)
                                       Pro Forma                    $     (3.74)          $     (3.24)     $     (0.93)

  Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense maybe greater as additional options are granted. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1995                  1996                  1997
                                                              ----                  ----                  ----
     Volatility  ..................................             30%                   30%                   51%
     Risk Free Interest Rate  .....................           5.67%                 6.34%                 5.64%
         Expected Life of Options  ................         5.35 years            6.36 years            7.00 years

  Because the pro forma compensation cost under SFAS No. 123 has not been applied to option grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years as it is reflected over the vesting period of the options.

  The Black Scholes option-pricing model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(11) NET LOSS PER SHARE

  Basic and diluted net loss per share were calculated as follows:

                                               1995                   1996                  1997
                                      ----------------------  ---------------------  ------------------
Basic:
Net loss                                   $( 4,117,158)          $( 4,958,771)           $( 5,855,619)
Weighted average shares                       1,107,310              1,587,968               6,693,689
                                           ------------           ------------            ------------
Basic net loss per share                   $      (3.72)          $      (3.12)           $      (0.87)
                                           ============           ============            ============
Diluted:
Net loss                                   $ (4,117,158)          $( 4,958,771)           $( 5,855,619)

Weighted average shares                       1,107,310              1,587,968               6,693,689
                                           ------------           ------------            ------------
Diluted net loss per share                 $      (3.72)          $      (3.12)           $      (0.87)
                                           ============           ============            ============

The computation of diluted earnings per share for 1995, 1996 and 1997 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of January 3, 1998, there were 699,892 of such options outstanding, with exercise prices ranging from $0.40 - $9.00 per share.

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

                                   Signature
                                   ----------
                                                         Title
                                                         ------
                                                                        Date
                                                                        -----




                             /s/   Peter M. Nomikos


                                   PETER M. NOMIKOS

                                   Director, President, Treasurer and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

                                                                  March 31, 1998



                             /s/   Peter E. Oettinger

                                   PETER E. OETTINGER

                                   Director, Vice President and Chief Operating
                                       Officer

                                                                  March 31, 1998

                          /s/   Gerald J. Bojas


                                GERALD J. BOJAS

                                Chief Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                                                  March 31, 1998



                          /s/   George N. Hatsopoulos


                                GEORGE N. HATSOPOULOS

                                Director

                                                                  March 31, 1998



                          /s/   Roger D. Wellington


                                ROGER D. WELLINGTON

                                Director

                                                                  March 31, 1998

                                 EXHIBIT INDEX

   Exhibit
-------------
     NO.                                             DESCRIPTION                                          PAGE
-------------   ----------------------------------------------------------------------------------------  ----
 *3.1           Articles of Organization of the Company, as amended.

 *3.2           Forms of Articles of Amendment of the Company.

**3.3           By-Laws of the Company, as amended.

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

*10.5           Equity Incentive Plan of the Company.

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

*10.8           Form of Subscription Agreement between the Company and purchasers of Series B Preferred
                Stock.

*10.9           Form of Subscription Agreement between the Company and purchasers of Series C Preferred
                Stock.


   Exhibit
-------------
     NO.                                             DESCRIPTION                                          PAGE
-------------   ----------------------------------------------------------------------------------------  ----
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

*10.24         Forms of Medical Advisory Board Agreements between the Company and members of its
               Medical Advisory Board.

**10.25        Letter Agreement between Photoelectron Corporation and Peter M. Nomikos dated as of March 29, 1998.

**10.26        Letter Agreement between Photoelectron Corporation and Peter M. Nomikos dated as of March 29, 1998.

**10.27        Sub-sublease Agreement between Photoelectron Corporation and
               IPRAX Corporation, dated November 1, 1996.

**10.28        Pledge Agreement dated Febuary 21, 1997 between Peter E. Oettinger, Ph.D.
               and Photoelectron Corporation.

   Exhibit
-------------
     NO.                                             DESCRIPTION                                          PAGE
-------------   ----------------------------------------------------------------------------------------  ----
**10.29        Promissory Note of Peter E. Oettinger, Ph.D. in the principal amount of $80,211.26 in favor of Photoelectron Corporation, dated February 21, 1997.

 *21.1         Subsidiaries of the Company.

**23.1         Consent of Arthur Andersen, LLP.

 *24.1         Power of Attorney (included in signature page to this Form 10-K).

**27.1         Financial Data Schedule.

**27.2         Restated Financial Data Schedule.

**27.3         Restated Financial Data Schedule.

**27.4         Restated Financial Data Schedule.

--------------
* Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.

**    Filed herewith.