Form 10-Q
period 1998-04-04
PHOTOELECTRON CORP
filed 1998-05-15
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998      Commission File number 0-21667


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


                                 (781) 861-2069
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                              ____________________

Check Whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

                              ____________________

7,373,751 shares of Common Stock, $.01 par value, were outstanding as of May 11, 1998.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED APRIL 4, 1998

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                            Page

Item 1  Consolidated Financial Statements                                   1

           CONSOLIDATED BALANCE SHEETS AT APRIL 4,
              1998 AND JANUARY 3, 1998                                      1

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE MONTHS ENDED APRIL 4, 1998 AND
              MARCH 29, 1997                                                2

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE THREE MONTHS ENDED APRIL 4, 1998 AND
              MARCH 29, 1997                                                3

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       4

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                5

PART II - OTHER INFORMATION
          -----------------

Item 2  Changes in Securities and Use of Proceeds                           9

Item 6  Exhibits and Reports on Form 8-K                                    9


                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                April 4, 1998
                                                 (Unaudited)     January 3, 1998
                                                -------------    ---------------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  5,498,295     $  2,286,583
  Inventories                                         511,700          383,051
  Prepaid expenses                                    419,673          413,707
  Investments Held to Maturity                      6,937,680       11,889,356
  Other current assets                                 46,597           29,111
                                                 ------------     ------------
    Total current assets                           13,413,945       15,001,808

PROPERTY AND EQUIPMENT:
  Computer Equipment                                  752,547          684,027
  Lab and production equipment                        668,211          630,472
  Clinical site equipment                             795,476          752,952
  Furniture and fixtures                              150,930          149,513
  Leasehold improvements                              769,878          758,211
                                                 ------------     ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLDS,          3,137,042        2,975,175
  LESS - ACCUMULATED DEPRECIATION AND
  AMORTIZATION                                      1,777,943        1,631,961
                                                 ------------     ------------
                                                    1,359,099        1,343,214
                                                 ------------     ------------
  Other long-term assets                               80,211           80,211
                                                 ------------     ------------
    Total assets                                 $ 14,853,255     $ 16,425,233
                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $    510,565     $    297,514
  Accrued expenses                                    354,583          398,180
  Accrued payroll and benefits                         88,741           31,977
  Current portion of convertible subordinated
    notes                                                 --               --
  Current portion of obligation under capital
    leases                                                --               --
                                                 ------------     ------------
    Total current liabilities                         953,889          727,671
                                                 ------------     ------------

LONG-TERM DEBT:
  Convertible subordinated notes and other
    advances, net of current portion                1,709,647        1,685,547
                                                 ------------     ------------
SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value -
    Authorized - 7,500,000
    Issued and outstanding - none at
      April 4, 1998 and January 3, 1998,
      respectively                                        --               --

  Common stock, $0.01 par value -
    Authorized - 15,000,000
    Issued and outstanding 7,368,751, and
      7,362,251 at April 4, 1998 and
      January 3, 1998, respectively                    73,687           73,622

  Capital in excess of par value -
    common stock                                   37,229,379       37,220,144
  Capital in excess of par value -
    preferred stock                                       --               --
  Deferred Compensation                               (17,180)         (17,180)
  Subscription receivable                             (15,831)         (25,583)
  Deficit accumulated during development
    stage                                         (25,080,336)     (23,238,988)
                                                 ------------     ------------
      Total shareholders' equity                   12,189,719       14,012,015
                                                 ------------     ------------
      Total liabilities and shareholders'
        equity                                   $ 14,853,255     $ 16,425,233
                                                 ============     ============

  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                    -------------------------
                                                     April 4,       March 29,
                                                       1998           1997
                                                    ----------     ----------
                                                           (Unaudited)
Revenues                                             $       --     $   362,849

Cost of Goods Sold                                           --         182,898

Gross Margin                                                 --         179,951

Operating Expenses
  Research and Development expenses                  $ 1,353,725    $   973,393
  Sales, general and administrative expenses             650,710        419,904
                                                     -----------    -----------
  Total operating expenses                             2,004,435      1,393,297
                                                     -----------    -----------

  Operating loss                                      (2,004,435)    (1,213,346)
                                                     -----------    -----------
  Interest income                                        187,193        161,966
  Interest expense                                       (24,106)       (30,100)
                                                     -----------    -----------
  Interest income, net                                   163,087        131,866
                                                     -----------    -----------
  Net loss                                           $(1,841,348)   $(1,081,480)
                                                     ===========    ===========
  Basic and diluted net loss per share               $     (0.25)   $     (0.22)
                                                     ===========    ===========
  Weighted average basic and diluted shares            7,366,180      4,947,741


  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       Three Months Ended
                                                    -------------------------
                                                     April 4,       March 29,
                                                       1998           1997
                                                    ----------     ----------
                                                           (Unaudited)
Cash flows from operating activities:
  Net loss                                           $(1,841,348)   $(1,081,480)
  Adjustments to reconcile net loss to net
    cash used in operating activities -
  Depreciation and amortization                          145,982        132,973
  Noncash interest converted to subordinated
    notes                                                 24,100         30,100
  Changes in current accounts -
  Inventories                                           (128,649)        99,849
  Prepaid expenses                                        (5,966)        91,465
  Other current assets                                   (17,486)      (197,754)
  Accounts payable                                       213,051       (159,197)
  Accrued expenses                                        13,167        (90,427)
                                                     -----------    -----------
    Net cash used in operating activities             (1,597,149)    (1,174,471)
                                                     -----------    -----------
Cash flows from investing activities:
  Net Maturities of held to maturity investments       4,951,676            --
  Purchases of equipment and leasehold
    improvements                                        (161,867)      (211,013)
                                                     -----------    -----------
    Net cash used in investing activities              4,789,809       (211,013)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  19,052     17,338,926
                                                     -----------    -----------
    Net cash provided by (used in)
      financing activities                                19,052     17,338,926
                                                     -----------    -----------
Increase (decrease) in cash and cash
  equivalents                                          3,211,712     15,953,442
Cash and cash equivalents, beginning of period         2,286,583      2,537,023
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 5,498,295    $18,490,465
                                                     ===========    ===========
Cash flows from noncash financing activities:
  Conversion of preferred stock to common stock      $       --     $17,231,386
                                                     ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 3, 1998 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

2. NET LOSS PER SHARE - During the first quarter of 1998, basic and diluted net loss per share were calculated as follows:

                                       April 4, 1998       March 29, 1997
                                    -------------------  -------------------
Basic:
     Net loss                              $(1,841,348)         $(1,081,480)
     Weighted average shares                 7,366,180            4,947,741
     Basic net loss per share              $     (0.25)         $     (0.22)

Diluted:
     Net loss                              $(1,841,348)         $(1,081,480)
     Weighted average shares                 7,366,180            4,947,741
     Diluted net loss per share            $     (0.25)         $     (0.22)

   The computation of diluted earnings per share for April 4, 1998 and March 29, 1997 exclude the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of April 4, 1998, there were 693,392 of such options outstanding, with exercise prices ranging from $0.40 - $9.00 per share.

3. COMPREHENSIVE INCOME - During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. There were no items of other comprehensive income therefore comprehensive income equals net income.

PART I:  FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and in the Company's Form 10-K for the fiscal year ended January 3, 1998, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

     The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any revenue from the sale of its current PRS model, PRS400, and does not anticipate receiving any significant revenue from the sale of its products at least until the middle of 1998. The Company has an accumulated deficit totaling approximately $25.1 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, sales, general and administrative and manufacturing expenses will continue to significantly increase during 1998 as it pursues the commercialization of the PRS400.

     Based on the results of clinical trials, the Company received, on June 20, 1997, a 510(k) market clearance from the U.S. Food and Drug Administration ("FDA") to market the PRS Model 3 for treatment of intracranial tumors. On February 9, 1998, the Company submitted to the FDA an application for 510(k) market clearance of the PRS400, an upgraded version of the PRS Model 3 with similar radiation output and enhanced safety and user interface systems. The Company believes that the PRS400 is substantially equivalent to the PRS Model 3 and that 510(k) market clearance of the PRS Model 3 will facilitate 510(k) market clearance of the PRS400. On April 28, 1998, the FDA requested additional information on the system software used with the PRS400. The Company believes it can satisfactorily answer the questions posed by the FDA and intends to furnish the additional information requested within the allotted 30-day period. The Company plans to introduce the PRS400 as its first commercial product.

     Clinical trials using the PRS for the treatment of brain tumors are continuing at sites in Europe and Japan. The Company has received authorization from the United Kingdom Medical Device Agency to commence intraoperative clinical breast tumor trials in England. The Company anticipates that the clinical trials to determine the safety of the PRS for the treatment of breast cancer will begin in the second quarter of 1998 in England, although there can be no assurance that clinical trials will begin at that time. Early results from these trials in England, if favorable, will be used to support an application to the FDA to begin human clinical trials using the PRS for the treatment of breast cancer in the U.S. The Company has also recently obtained approval from the FDA of an Investigation Device Exemption for use of the PRS in the treatment of certain skin cancer tumors (basal cell and squamous cell carcinomas and Kaposi's sarcoma). The Company anticipates starting this clinical study in the second quarter of 1998.

     Before medical devices such as the PRS400 can be marketed in the U.S., approval or marketing clearance by the FDA is required. Upon obtaining all necessary regulatory approvals, the Company intends to begin commercial sale of the PRS400. The Company will consider use of the PRS400 for other potential applications on an ongoing basis. In order to support such commercialization the Company will experience significant working capital and financing needs.

     If all regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing resources. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to sub-contract the fabrication of most of its electrical and mechanical components. On September 22, 1997, the Company received ISO 9001 registration for operating a quality management system. On May 2, 1998, following successful assessment by the British Standards Institution, the Company was certified as compliant with Annex II of the European Union Medical Device Directive. The Company may now self-certify and affix the CE Mark to the Company's products, subject to ongoing compliance with the Medical Device Directive. The Company also expects to demonstrate compliance to Good Manufacturing Practice standards as required by the FDA.


RESULTS OF OPERATIONS

     Revenue. The Company had revenues of $0 in the first three months of 1998, as compared with $362,849 in the first three months of 1997. The 1997 revenue is the result of a sale of the PRS to Toshiba Medical Company for the use in Japanese clinical trials. This reflects the agreement that the Company and Toshiba entered into relating to clinical trials and to future product distribution arrangements in that country. This decrease is a reflection of the Company's plan not to market the PRS Model 3. It is the Company's intention to market the PRS400 upon receipt of a 510(k) clearance from the FDA.

     Research and development expenses. The Company's research and development expenses increased by $380,332 from $973,393 in the first three months of 1997 to $1,353,725 in the first three months of 1998. The principal cost in research and development was the continuing development of the PRS400. This increase also reflects significant increases in activity in the Company's clinical trial efforts, filing a 510(k) application with the FDA, and breast cancer research and development program. Other factors contributing to the increase in research and development expenses were costs incurred in complying with regulatory agencies in the United Kingdom concerning the breast cancer research and trial protocol.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $230,806 from $419,904 in the first three months of 1997 to $650,710 in the first three months of 1998. The principal costs can be attributable to Sales and Marketing department beginning operation, with a specific focus on marketing material, trade show and new personnel. Secondly, the increase reported is attributable to the growth in personnel from 32 to 41 employees and other related costs.

     Interest income. Interest income increased by $25,227 from $161,966 in the first three months of 1997 to $187,193 in the first three months of 1998. The increase resulted from the investment in held to maturity investments of the proceeds of the Company's initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

     In February 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. As a result of the initial public offering, the Company received net proceeds of $16,818,854.

     Consolidated working capital was $12.5 million at April 4, 1998, compared with $14.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $5.5 million at April 4, 1998, compared with $2.3 million at January 3, 1998. During the three months ended April 4, 1998, $1.6 million of cash was used for operating activities.

     The Company used $161,867 of cash in the three months ended April 4, 1998 for fixed assets and leasehold improvements.

     The Company maintains medical product liability insurance policies with respect to its clinical trials, which the Company believes, contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company will be required to obtain product liability insurance covering the commercial use of its products.

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

     The Company anticipates that it may be necessary to seek financing in the second half of 1999 to expand its marketing and manufacturing capabilities, to support the research and development of additional applications for the PRS400, to fund further clinical trials and to provide working capital. There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities, dilution to existing shareholders will occur.

     The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, skin, liver and kidney. The Company estimates that the capital requirements to complete the commercialization of the PRS400 to treat brain tumors will be approximately $3.0 million. The Company believes that such an amount is needed to complete the Section 510(k) clearance for the PRS400, to purchase capital equipment for assembly and manufacturing of components for the PRS400 and to support sales and marketing structure. At this point, the Company is not able to estimate the capital requirements of commercializing all applications of the PRS.

PART II:  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham & Company, Inc. and Dain Bosworth Incorporated purchased additional 275,000 shares of Common Stock on March 4, 1997. The shares were registered with the Securities Exchange Commission pursuant to a registration statement on Form S-1 (No.333-14541), which was declared effective on January 23, 1997. Syndicate underwriters led by Needham & Company, Inc. and Dain Bosworth Incorporated underwrote the public offering. After deducting underwriting discounts and commissions of $1,353,625 and expenses of $1,165,021 the Company received net proceeds of $16,818,854.

     As of April 4, 1998, the Company has used a portion of the net proceeds from its public offering for the purposes of funding research and development, sales, general and administrative expenses and fixed assets. Since the Company's initial public offering, the Company has expensed approximately $ 6.0 million, and $ 3.0 million for research and development, and sales, general and administrative expenses, respectively, and capitalized $1.0 million of fixed assets.


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



                                      PHOTOELECTRON CORPORATION

                                      By: /s/ Peter E. Oettinger
                                         ---------------------------------
                                         Peter E. Oettinger
                                         Vice President, Chief Operating Officer


                                      By: /s/ Gerald J. Bojas
                                         ---------------------------------
                                         Gerald J. Bojas
                                         Chief Financial Officer


Dated:  May 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
 NO.           DESCRIPTION                                               PAGE
-------        -----------                                               ----
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

*10.8 Form of Subscription Agreement between the Company and purchasers of Series B Preferred Stock.

*10.9 Form of Subscription Agreement between the Company and purchasers of Series C Preferred Stock.

EXHIBIT
 NO.           DESCRIPTION                                               PAGE
-------        -----------                                               ----
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

 *10.24 Forms of Medical Advisory Board Agreements between the Company and members of its Medical Advisory Board.

**10.25 Letter Agreement between Photoelectron Corporation and Peter M. Nomikos dated as of March 29, 1998

**10.26         Letter Agreement between Photoelectron Corporation and
                Peter M. Nomikos dated as of March 29, 1998

**10.27 Sub-sublease Agreement between Photoelectron Corporation and IPRAX Corporation, dated November 1, 1996

**10.28         Pledge Agreement dated February 21, 1997 between
                Peter E. Oettinger, Ph.D. and Photoelectron Corporation

**10.29 Promissory Note of Peter E. Oettinger, Ph.D. in the principal amount of $80,211.26 in favor of Photoelectron Corporation, dated February 21, 1997

 *21.1          Subsidiaries of the Company.

**23.1          Consent of Arthur Andersen, LLP

 *24.1          Power of Attorney.

  27.           Financial Data Schedule.

--------------
* Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.
** Filed herewith as same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended January 3, 1998 and incorporated herein by reference.