Form 10-Q
period 1998-07-04
PHOTOELECTRON CORP
filed 1998-08-18
CIK 921960

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

                        COMMISSION FILE NUMBER 0-21667

                           PHOTOELECTRON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                              04-3035323
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


             5 FORBES ROAD,                           02421-7305
       LEXINGTON, MASSACHUSETTS                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (781) 861-2069
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Check Whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

                               ----------------

  7,608,421 shares of Common Stock, $.01 par value, were outstanding as of August 10, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JULY 4, 1998

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
 PART I--FINANCIAL INFORMATION
 Item 1 Consolidated Financial Statements...............................    3
        CONSOLIDATED BALANCE SHEETS AT JULY 4, 1998 AND JANUARY 3,
         1998...........................................................    3
        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
         MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997....................    4
        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
         JULY 4, 1998 AND JUNE 28, 1997.................................    5
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................    6
 Item 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    7
 PART II--OTHER INFORMATION
 Item 2 Changes in Securities and Use of Proceeds.......................   11
 Item 4 Submission of Matters to a Vote of Security Holders.............   11
 Item 6 Exhibits and Reports on Form 8-K................................   12

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                 JULY 4, 1998  JANUARY 3, 1998
                                                 ------------  ---------------
                                                 (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................... $    728,823   $  2,286,583
  Inventories...................................    1,122,673        383,051
  Prepaid expenses..............................      382,826        413,707
  Investments held to maturity..................    8,921,256     11,889,356
  Other current assets..........................       55,791         29,111
                                                 ------------   ------------
    Total current assets........................   11,211,369     15,001,808
PROPERTY AND EQUIPMENT:
  Computer Equipment............................      793,158        684,027
  Lab and production equipment..................      865,846        630,472
  Clinical site equipment.......................      795,477        752,952
  Furniture and fixtures........................      156,710        149,513
  Leasehold improvements........................      774,838        758,211
                                                 ------------   ------------
                                                    3,386,029      2,975,175
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLDS,
 LESS--ACCUMULATED DEPRECIATION
 AND AMORTIZATION...............................    2,005,795      1,631,961
                                                 ------------   ------------
                                                    1,380,234      1,343,214
                                                 ------------   ------------
  Other long-term assets........................       80,211         80,211
                                                 ------------   ------------
    Total assets................................ $ 12,671,814   $ 16,425,233
                                                 ============   ============
 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable.............................. $    373,250   $    297,514
  Accrued expenses..............................      255,482        398,180
  Accrued payroll and benefits..................       29,560         31,977
                                                 ------------   ------------
    Total current liabilities...................      658,292        727,671
                                                 ------------   ------------
LONG-TERM DEBT:
  Convertible subordinated notes and other
   advances, net of current portion.............    1,733,747      1,685,547
                                                 ------------   ------------
SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value--
   Authorized--7,500,000
   Issued and outstanding--none at July 4, 1998
   and January 3, 1998, respectively............          --             --
  Common stock, $0.01 par value--
   Authorized--15,000,000
   Issued and outstanding--7,378,251, and
   7,362,251 at July 4, 1998 and January 3,
   1998, respectively...........................       73,782         73,622
  Capital in excess of par value--common stock..   37,234,884     37,220,144
  Capital in excess of par value--preferred
   stock........................................          --             --
  Deferred Compensation.........................      (17,180)       (17,180)
  Subscription receivable.......................      (11,565)       (25,583)
  Deficit accumulated during development stage..  (27,000,146)   (23,238,988)
                                                 ------------   ------------
    Total shareholders' equity..................   10,279,775     14,012,015
                                                 ------------   ------------
    Total liabilities and shareholders' equity.. $ 12,671,814   $ 16,425,233
                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                               THREE MONTHS ENDED         SIX MONTHS ENDED       (JANUARY 4,
                             ------------------------  ------------------------    1989) TO
                               JULY 4,     JUNE 28,      JULY 4,     JUNE 28,      JULY 4,
                                1998         1997         1998         1997          1998
                             -----------  -----------  -----------  -----------  ------------
                                   (UNAUDITED)               (UNAUDITED)         (UNAUDITED)
Revenues.................... $       --   $    14,800  $       --   $   377,649  $    725,374
Cost of Goods Sold..........         --         6,836          --       189,735       361,536
                             -----------  -----------  -----------  -----------  ------------
Gross Margin................         --         7,964          --       187,914       363,838
                             -----------  -----------  -----------  -----------  ------------
Operating Expenses
  Research and Development
   expenses................. $ 1,264,044  $ 1,056,757  $ 2,617,769  $ 2,030,150  $ 20,494,427
  Sales, general and
   administrative expenses..     789,970      565,970    1,440,680      985,873     7,370,357
                             -----------  -----------  -----------  -----------  ------------
  Total operating expenses..   2,054,014    1,622,727    4,058,449    3,016,023    27,864,784
                             -----------  -----------  -----------  -----------  ------------
  Operating loss............  (2,054,014)  (1,614,763)  (4,058,449)  (2,828,109)  (27,500,946)
                             -----------  -----------  -----------  -----------  ------------
  Interest income...........     158,303      224,704      345,496      386,670     1,613,309
  Interest expense..........     (24,099)     (28,101)     (48,205)     (58,201)   (1,112,509)
                             -----------  -----------  -----------  -----------  ------------
  Interest income, net......     134,204      196,603      297,291      328,469       500,800
                             -----------  -----------  -----------  -----------  ------------
  Net loss.................. $(1,919,810) $(1,418,160) $(3,761,158) $(2,499,640) $(27,000,146)
                             ===========  ===========  ===========  ===========  ============
  Basic and diluted net loss
   per share................ $     (0.26) $     (0.20) $     (0.51) $     (0.42)
                             ===========  ===========  ===========  ===========
  Weighted average basic and
   diluted shares...........   7,374,262    7,026,778    7,370,221    6,019,585

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                    SIX MONTHS ENDED
                                 ------------------------       PERIOD FROM
                                   JULY 4,     JUNE 28,    INCEPTION (JANUARY 4,
                                    1998         1997      1989 TO JULY 4, 1998)
                                 -----------  -----------  ---------------------
                                       (UNAUDITED)              (UNAUDITED)
Cash flows from operating
 activities:
 Net loss......................  $(3,761,158) $(2,499,640)     $(27,000,146)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities--
 Depreciation and
  amortization.................      373,834      273,783         2,014,387
 Noncash interest converted to
  subordinated notes...........       48,200       58,201         1,025,196
 Noncash salary converted to
  common stock.................          --           --            250,000
 Noncash research and
  development expenses
  converted to subordinated
  notes........................          --           --              9,000
 Noncash salary stock option
  extension....................          --           --          1,134,162
 Changes in current accounts--
  Inventories..................     (739,622)     (52,551)       (1,122,403)
  Prepaid expenses.............       30,881      130,357           (74,626)
  Other current assets.........      (26,680)    (156,562)          (55,791)
  Accounts payable.............       75,736      (64,364)          373,250
  Accrued expenses.............     (145,115)      (6,884)           84,093
                                 -----------  -----------      ------------
   Net cash used in operating
    activities.................   (4,143,924)  (2,317,660)      (23,362,878)
                                 -----------  -----------      ------------
Cash flows from investing
 activities:
 Net Maturities of held to
  maturity investments.........    2,968,100          --         (8,921,256)
 Purchases of equipment and
  leasehold improvements.......     (410,854)    (565,136)       (3,361,183)
 Loan to Officer...............          --           --            (80,211)
 Proceeds from the sale of
  equipment and leasehold
  improvements.................          --           --              9,845
                                 -----------  -----------      ------------
   Net cash provided by (used
    in) investing activities...    2,557,246     (565,136)      (12,352,805)
                                 -----------  -----------      ------------
Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock.................       28,918   17,335,075        18,014,424
 Proceeds from issuance of
  preferred stock..............          --           --         13,385,370
 Proceeds from issuance of
  subordinated convertible
  notes........................          --           --          5,322,000
 Proceeds from issuance of
  warrants.....................          --           --            236,453
 Offering expenses.............          --           --           (473,006)
 Payments under capital lease
  obligations..................          --           --            (40,735)
                                 -----------  -----------      ------------
   Net cash provided by
    financing activities.......       28,918   17,335,075        36,444,506
                                 -----------  -----------      ------------
Increase (decrease) in cash and
 cash equivalents..............   (1,557,760)  14,452,279           728,823
Cash and cash equivalents,
 beginning of period...........    2,286,583    2,537,023               --
                                 -----------  -----------      ------------
Cash and cash equivalents, end
 of period.....................  $   728,823  $16,989,302      $    728,823
                                 ===========  ===========      ============
Cash flows from noncash
 financing activities:
 Conversion of salary expense
  to common stock..............  $       --   $       --       $    250,000
                                 ===========  ===========      ============
 Conversion of convertible
  subordinated notes to common
  stock........................  $       --   $   464,231      $  4,491,245
                                 ===========  ===========      ============
 Conversion of common stock to
  preferred stock..............  $       --   $       --       $  3,846,015
                                 ===========  ===========      ============
 Capital lease obligation
  incurred for equipment.......  $       --   $       --       $     40,383
                                 ===========  ===========      ============
 Conversion of preferred stock
  to common stock..............  $       --   $       --       $     28,923
                                 ===========  ===========      ============
 Conversion of convertible
  subordinated notes to
  warrants.....................  $       --   $       --       $     47,000
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

2. NET LOSS PER SHARE

  During the second quarter of 1998, basic and diluted net loss per share were calculated as follows:

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                            --------------------------- ---------------------------
                            JULY 4, 1998  JUNE 28, 1997 JULY 4, 1998  JUNE 28, 1997
                            ------------  ------------- ------------  -------------
   Basic:
     Net loss.............. $(1,919,810)   $(1,418,160) $(3,761,158)   $(2,499,640)
     Weighted average
      shares...............   7,374,262      7,026,778    7,370,221      6,019,585
     Basic net loss per
      share................ $     (0.26)   $     (0.20) $     (0.51)   $     (0.42)
   Diluted:
     Net loss.............. $(1,919,810)   $(1,418,160) $(3,761,158)   $(2,499,640)
     Weighted average
      shares...............   7,374,262      7,026,778    7,370,221      6,019,585
     Diluted net loss per
      share................ $     (0.26)   $     (0.20) $     (0.51)   $     (0.42)

  The computation of diluted earnings per share for July 4, 1998 and June 28, 1997 exclude the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of July 4, 1998, there were 791,292 of such options outstanding, with exercise prices ranging from $0.40-$9.00 per share.

3. COMPREHENSIVE INCOME

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

  The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any revenue from the sale of its current PRS model, the PRS400, and does not anticipate receiving any significant revenue from the sale of its products at least until late 1998. The Company has an accumulated deficit totaling approximately $27.0 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, sales, general and administrative and manufacturing expenses will continue to significantly increase during 1998 as it pursues the commercialization of the PRS400.

  The Company received a 510(k) market clearance from the U.S. Food and Drug Administration ("FDA") in June 1997, to market the PRS Model 3 for the treatment of intracranial tumors. The Company subsequently submitted to FDA an application for 510(k) market clearance (Premarket Notification) of the PRS400, an upgraded version of the PRS Model 3 with similar radiation output and enhanced safety and user interface systems. In late July 1998, the Company received 510(k) clearance from the FDA to market the PRS 400 for the treatment of intercranial tumors. The Company is introducing the PRS400 as its first commercial product.

  Clinical use of the PRS for the treatment of brain tumors continues at hospitals in the U.S., Europe and Japan, with formal clinical trials leading toward product approval continuing at sites in Japan.

  The Company received authorization from the Medical Devices Agency (MDA) in the United Kingdom to initiate intraoperative clinical breast tumor trials in that country using the PRS as an adjunctive treatment with breast surgery. Those trials have commenced, with the first case having been performed at The Middlesex Hospital, University College London Hospitals, London, England on July 2, 1998. The Company has filed an additional notification to the MDA regarding its intention to begin clinical trials in England using the PRS to irradiate breast tumors as a potential alternative to surgery. The MDA has sixty (60) days in which to assess the notification and to issue a decision on whether they have any objections to the initiation of such clinical trials. Early results from the above trials, if favorable, will be used to support applications to begin human clinical trials using the PRS to treat breast cancer tumors in the U.S. and Germany.

  Earlier this year the Company obtained approval from the FDA of an Investigational Device Exemption for use of the PRS in the treatment of certain skin cancer tumors (basal cell and squamous cell carcinomas and Kaposi's sarcomas). Those trials have commenced, with the first two cases performed on July 17, 1998 at Our Lady of Mercy Medical Center, New York Medical College, Bronx, New York.

  The Company intends to develop methods for use of the PRS in other clinical applications and to conduct new clinical trials of those additional applications, contingent upon obtaining all necessary regulatory approvals prior to the start of a new clinical trial.

  Before medical devices such as the PRS400 can be marketed in the U.S., approval or marketing clearance by the FDA is required. Having obtained all necessary regulatory approvals for intracranial brain tumors, the Company intends to begin commercial sale of the PRS400 in the U.S. The Company will consider use of the PRS400 for other potential applications on an ongoing basis. In order to support the commercialization of the PRS 400, the Company will experience significant working capital and financing needs.

  As regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house sales and marketing. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to sub-contract the fabrication of most of its electrical and mechanical components.

  On May 2, 1998, following successful assessment by the British Standards Institution, the Company was certified as compliant with Annex II of the European Union Medical Device Directive. The Company may now self-certify and affix the CE Mark to the Company's products, subject to ongoing compliance with the Medical Device Directive. On June 24, 1998, the Company passed its semi-annual audit to maintain its ISO 9001 registration for operating a quality management system. The Company also expects to demonstrate compliance to Good Manufacturing Practice standards.

  The Company believes that the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, and on products sold as well as products purchased by the Company, will not have a material effect on the Company's business, results of operations, or financial position, although there can be no assurance that the Company will not experience unexpected problems or costs.

RESULTS OF OPERATIONS

 Three Months Ended July 4, 1998 and June 28, 1997

  Revenue. The Company had revenue of $0 in the second three months of 1998, as compared with $14,800 in the second three months of 1997. The Company had recorded the sale of a small amount of peripheral equipment in the three months that ended June 28, 1997.

  Research and development expenses. The Company's research and development expenses increased by $207,287 from $1,056,757 in the second three months of 1997 to $1,264,044 in the second three months of 1998. The principal cost in research and development was continuing development of the PRS400 and maintaining ISO 9001 registration for operating a quality system. Additionally, there were significant increases in activity in the Company's continuing support of clinical trials, satisfying FDA requirements, and developing protocols to start skin and liver cancer research and development programs. Other factors contributing to the increase in research and development expenses were costs incurred in complying with regulatory requirements and starting breast tumor clinical trials in the United Kingdom.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $224,000 from $565,970 in the second three months of 1997 to $789,970 in the second three months of 1998. The increase is primarily attributable to the expansion of the Company's Sales and Marketing department, which has focused on developing and purchasing marketing material, attending trade shows and hiring new personnel.

  Interest income. Interest income decreased by $66,401 from $224,704 in the second three months of 1997 to $158,303 in the second three months of 1998. The decrease resulted from the continued expenditure of the proceeds of the Company's initial public offering.

 Six Months Ended July 4, 1998 and June 28, 1997

  Revenue. The Company had revenues of $0 in the first six months of 1998, as compared with $377,649 in the first six months of 1997. The 1997 revenue was the result of the sale of a Model 3 PRS to Toshiba Medical Company for use in Japanese clinical trials in accordance with the agreements between the Company and Toshiba. This decrease is a reflection of the Company's plan not to market the PRS Model 3. It is the Company's intention to market the PRS400 upon receipt of 510(k) market clearance from the FDA.

  Research and development expenses. The Company's research and development expenses increased by $587,619 from $2,030,150 in the first six months of 1997 to $2,617,769 in the first six months of 1998. The principal cost in research and development was continuing development of the PRS400 and maintaining ISO 9001 registration for operating a quality management system. Additionally, there were significant increases in activity in the Company's continued support of clinical trials, satisfying FDA requirements, and continued efforts in the Company's breast cancer research and development program. Other factors contributing to the increase in research and development expenses were costs incurred in complying with the requirements of regulatory agencies in the United Kingdom concerning the breast cancer research and trial protocol.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $454,807 from $985,873 in the first six months of 1997 to $1,440,680 in the first six months of 1998. This increase is primarily attributable to the expansion of the Company's Sales and Marketing department, which has focused on developing and purchasing marketing material, attending trade shows and hiring new personnel.

  Interest income. Interest income decreased by $41,174 from $386,670 in the first six months of 1997 to $345,496 in the first six months of 1998. The decrease resulted from the continued expenditure of the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. As a result of the initial public offering, the Company received net proceeds of $16,818,854.

  Consolidated working capital was $10.6 million at July 4, 1998, compared with $14.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $0.7 million at July 4, 1998, compared with $2.3 million at January 3, 1998. During the six months ended July 4, 1998, $4.1 million of cash was used for operating activities. The Company anticipates that it will seek financing in the future to expand its marketing and manufacturing capabilities, to support the research and development of additional applications for the PRS400, to fund further clinical trials and to provide working capital. There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities, dilution to existing shareholders may occur.

  The Company used $410,854 of cash in the six months ended July 4, 1998 for fixed assets and leasehold improvements.

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

  In 1995, a physician and his employer made certain claims against the Company with regard to the Company's planned use of the PRS for treatment of tumors in body cavities. On April 30, 1998, the dispute was settled and the claimants assigned to the Company all of their patent and other rights to certain disputed technology in exchange for an agreement by the Company to pay royalties to the claimants on sales derived from such technology. At the present time, the Company is not utilizing such technology. The Company's management believes that the settlement of this matter will not have a material effect on the Company's financial position or results of operations.

  The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, skin, liver and kidney. The Company estimates that the capital requirements to complete the commercialization of the PRS400 to treat brain tumors will be approximately $2.0 million. The Company believes that such an amount will be needed to purchase capital equipment for assembly and manufacturing of components for the PRS400 and to support sales and marketing. At this point, the Company is not able to estimate the capital requirements of commercializing other applications of the PRS.

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

  As of July 4, 1998, the Company has used a portion of the net proceeds from its public offering for the purposes of funding research and development, sales, general and administrative expenses and fixed assets. Since the Company's initial public offering, the Company has expensed approximately $7.3 million for research and development, $3.7 million for sales and general and administrative expenses and capitalized $1.4 million of fixed assets.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 27, 1998 the Company held its annual meeting of stockholders in Lexington, Massachusetts. The stockholders voted on three matters.

  The following votes were cast for the election of directors, and all such nominees were elected.

                                                        VOTES FOR VOTES WITHHELD
                                                        --------- --------------
      Peter M. Nomikos................................. 5,416,847     7,200
      Peter E. Oettinger, Ph.D. ....................... 5,416,847     7,200
      George N. Hatsopoulos Ph.D. ..................... 5,416,847     7,200
      Roger D. Wellington.............................. 5,416,847     7,200

  The votes cast on the approval of the designation of Arthur Andersen LLP to audit the books; records and accounts of the Company were as follows:

      5,255,357 shares voted for approval
        167,950 shares voted against approval
            740 shares abstained from voting

  The votes cast to approve the amendment of the Equity Incentive Plan to increase the number of shares of Common Stock covered by such plan were as follows:

      5,368,447 shares voted for approval
         53,000 shares voted against approval
          2,600 shares abstained from voting

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

                                          Photoelectron Corporation

                                                  /s/ Peter E. Oettinger
                                          By:__________________________________
                                                    Peter E. Oettinger
                                              Vice President, Chief Operating
                                                          Officer

                                                    /s/ Gerald J. Bojas
                                          By:__________________________________
                                                      Gerald J. Bojas
                                                  Chief Financial Officer

Dated: August 18, 1998

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
    *3.1     Articles of Organization of the Company, as amended.
    *3.2     Forms of Articles of Amendment of the Company.
   **3.3     By-Laws of the Company, as amended.
    *4.1     Specimen Certificate representing the Company's Common
             Stock.
    *4.2     Subordinated Convertible Note Purchase Agreement among the
             Company, Thermo Electron Corporation and Photoelectron
             Investments Corporation of Liberia dated as of May 22,
             1990, and Exhibits thereto.
    *4.3     Amendment and Waiver of Subordinated Convertible Note
             Purchase Agreement among the Company, Thermo Electron
             Corporation and Photoelectron Investments Corporation of
             Liberia dated as of August 1, 1996, and Exhibits thereto.
    *4.4     Amended and Restated 8% Subordinated Note Due 1997 from the
             Company to ThermoElectron Corporation in the principal
             amount of $125,000 dated as of August 1, 1996.
    *4.5     Amended and Restated 8% Subordinated Note Due 1997 from the
             Company to Peter M. Nomikos in the principal amount of
             $175,000 dated as of August 1, 1996.
    *4.6     Amended and Restated Convertible Note Purchase Agreement
             originally dated as of July 11, 1991, among the Company,
             PYC Corporation (formerly known as Photoelectron
             Investments Corporation of Liberia) and Peter M. Nomikos,
             and Exhibits thereto.
    *4.7     8% Subordinated Convertible Note Due 1998 from the Company to Peter M. Nomikos in the principal amount of $500,000
             dated as of August 8, 1996.
    *4.8     Convertible Note and Warrant Purchase Agreement between the
             Company and Peter M. Nomikos dated as of May 13, 1992, and
             Exhibits thereto.
    *4.9     Amendment and Waiver of Convertible Note and Warrant
             Purchase Agreement dated as of May 13, 1992 between the
             Company and Peter M. Nomikos, dated as of August 1, 1996
             and Exhibits thereto.
    *4.10    Amended and Restated 8% Subordinated Convertible Note Due
             on Demand from the Company to Peter M. Nomikos in the
             principal amount of $705,000 dated as of August 1, 1996.
   *10.1     Lease Agreement dated June 12, 1996 between Lexington
             Development Company Trust and the Company.
   *10.2     Cash or Deferred Profit Sharing Plan and Trust dated April
             1, 1995, as amended, of the Company.
   *10.3     Employee Stock Purchase Plan of the Company and form of
             Subscription Agreement.
   *10.4     1989 Employee Stock Option Plan of the Company and forms of
             Stock Option Agreements.
   *10.5     1996 Equity Incentive Plan of the Company.
   *10.6     Form of Stock Purchase Warrant issued to certain security
             holders of the Company and Schedule of Substantially
             Identical Documents from Exhibits.
   *10.7     Stock Option Agreements variously dated between certain
             directors and officers of the Company and the Company.
   *10.8     Form of Subscription Agreement between the Company and
             purchasers of Series B Preferred Stock.
   *10.9     Form of Subscription Agreement between the Company and
             purchasers of Series C Preferred Stock.

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
    *10.10   Series B Subscription Agreement dated 1994 between the
             Company and Thermo Electron Corporation.
    *10.11   Series C Subscription Agreement dated December 16, 1995
             between the Company and Toshiba Medical Systems Co., Ltd.
    *10.12   Form of Registration Rights Agreement between the Company
             and holders of Series C Preferred Stock.
    *10.13   Registration Rights Agreement dated December 22, 1995
             between the Company and Toshiba Medical Systems Co., Ltd.
    *10.14   Technology Cross License Agreement dated as of January 4,
             1989 between the Company and Thermo Electron Corporation.
    *10.15   International Distributor Sales and Service Agreement dated
             December 13, 1995, as amended, between the Company and
             Toshiba Medical Systems Co., Ltd.
    *10.16   Agreement dated as of February 1, 1991, as amended, between the Company and the General Hospital Corporation.
    *10.17   Clinical Trial Agreement dated as of August 1, 1992, as
             amended, between the General Hospital Corporation, Nicholas
             T. Zervas, M.D. and the Company.
    *10.18   Investigational Treatment Agreement dated as of September
             1, 1994 between the General Hospital Corporation, Rees G.
             Cosgrove, M.D. and the Company.
    *10.19   Clinical Research Agreement dated as of April 1, 1995, as
             amended, between the Brigham and Women's Hospital
             Corporation, Peter Black, M.D. and the Company.
    *10.20   Clinical Trial Agreement dated as of January 1, 1995
             between the Tokyo Women's Medical College, Kintomo
             Takakura, M.D. and the Company.
    *10.21   Clinical Trial Agreement dated December 13, 1995, as
             amended, between the Company and Toshiba Medical Systems
             Co., Ltd.
    *10.22   Clinical Research Agreement dated as of November 1, 1995
             between The Royal Free Hampstead (NHS), Felix Senanayake,
             M.D. and the Company.
    *10.23   Form of Lock-Up Letter with certain security holders of the
             Company.
    *10.24   Forms of Medical Advisory Board Agreements between the
             Company and members of its Medical Advisory Board.
   **10.25   Letter Agreement between Photoelectron Corporation and
             Peter M. Nomikos dated as of March 29, 1998
   **10.26   Letter Agreement between Photoelectron Corporation and
             Peter M. Nomikos dated as of March 29, 1998
   **10.27   Sub-sublease Agreement between Photoelectron Corporation
             and IPRAX Corporation, dated November 1, 1996
   **10.28   Pledge Agreement dated February 21, 1997 between Peter E.
             Oettinger, Ph.D. and Photoelectron Corporation
   **10.29   Promissory Note of Peter E. Oettinger, Ph.D. in the
             principal amount of $80,211.26 in favor of Photoelectron
             Corporation, dated February 21, 1997
    *21.1    Subsidiaries of the Company.
     27.     Financial Data Schedule.

--------
* Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.
** Filed as same numbered exhibit to the Company's Annual Report on Form 10-K for the period ended January 3, 1998 and incorporated herein by reference.