Form 10-Q
period 1998-10-03
PHOTOELECTRON CORP
filed 1998-11-17
CIK 921960

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

  Check Whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

                                ---------------

   7,662,921 shares of Common Stock, $.01 par value, were outstanding as of
                               November 10,1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED OCTOBER 3, 1998

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I--FINANCIAL INFORMATION
 Item 1 Consolidated Financial Statements................................    3
        CONSOLIDATED BALANCE SHEETS AT OCTOBER 3, 1998 AND JANUARY 3,
        1998.............................................................    3
        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
        MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997..............    4
        CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED
        OCTOBER 3, 1998 AND SEPTEMBER 27, 1997...........................    5
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................    6
 Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    7
 PART II--OTHER INFORMATION
 Item 2 Changes in Securities and Use of Proceeds........................   10
 Item 6 Exhibits and Reports on Form 8-K.................................   10

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                    OCTOBER 3, 1998 JANUARY 3, 1998
                                                    --------------- ---------------
                                                      (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................   $ 4,472,803     $ 2,286,583
  Inventories......................................     1,553,595         383,051
  Prepaid expenses.................................       343,504         413,707
  Investments held to maturity.....................     2,988,641      11,889,356
  Other current assets.............................       131,708          29,111
                                                      -----------     -----------
    Total current assets...........................     9,490,251      15,001,808
PROPERTY AND EQUIPMENT:
  Computer Equipment...............................       825,308         684,027
  Lab and production equipment.....................       911,712         630,472
  Clinical site equipment..........................       795,476         752,952
  Furniture and fixtures...........................       165,898         149,513
  Leasehold improvements...........................       788,118         758,211
                                                      -----------     -----------
                                                        3,486,512       2,975,175
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLDS, LESS--
 ACCUMULATED DEPRECIATION AND AMORTIZATION.........     2,158,480       1,631,961
                                                      -----------     -----------
                                                        1,328,032       1,343,214
                                                      -----------     -----------
  Other long-term assets...........................        80,211          80,211
                                                      -----------     -----------
    Total assets...................................   $10,898,494     $16,425,233
                                                      ===========     ===========
  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................      $307,113        $297,514
  Accrued expenses.................................       395,023         398,180
  Accrued payroll and benefits.....................        99,580          31,977
                                                      -----------     -----------
    Total current liabilities......................       801,716         727,671
                                                      -----------     -----------
LONG TERM DEBT
  Convertible subordinated notes and other
   advances, net of current portion................       963,533       1,685,547
                                                      -----------     -----------
SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value--
   Authorized--7,500,000
   Issued and outstanding--none at October 3, 1998
    and January 3, 1998............................           --              --
  Common stock, $0.01 par value--
   Authorized 15,000,000
   Issued and outstanding 7,618,254, and 7,362,251
    at October 3, 1998 and January 3, 1998,
    respectively...................................        76,183          73,622
  Capital in excess of par value--common stock.....    38,061,630      37,220,144
  Capital in excess of par value--preferred stock..           --              --
  Deferred compensation............................       (17,180)        (17,180)
  Subscription receivable..........................        (8,945)        (25,583)
  Deficit accumulated during development stage.....   (28,978,443)    (23,238,988)
                                                      -----------     -----------
    Total shareholders' equity.....................     9,133,245      14,012,015
                                                      -----------     -----------
    Total liabilities and shareholders' equity.....   $10,898,494     $16,425,233
                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                               PERIOD FROM
                                                                                INCEPTION
                            THREE MONTHS ENDED          NINE MONTHS ENDED      (JANUARY 4,
                         -------------------------- --------------------------   1989 TO
                         OCTOBER 3,   SEPTEMBER 27, OCTOBER 3,   SEPTEMBER 27,  OCTOBER 3,
                            1998          1997         1998          1997          1998
                         -----------  ------------- -----------  ------------- ------------
                                (UNAUDITED)                (UNAUDITED)         (UNAUDITED)
Revenues................ $       --    $   347,725  $       --    $   725,374  $    725,374
Cost of Goods Sold......         --        171,801          --        361,536       361,536
                         -----------   -----------  -----------   -----------  ------------
Gross Margin............         --        175,924          --        363,838       363,838
                         -----------   -----------  -----------   -----------  ------------
Operating expenses
  Research and
   Development
   expenses............. $ 1,289,288   $ 1,019,829  $ 3,907,057   $ 3,049,979  $ 21,783,715
  Sales, general and
   administrative
   expenses.............     794,864       719,089    2,235,544     1,704,962     8,165,221
                         -----------   -----------  -----------   -----------  ------------
  Total operating
   expenses.............   2,084,152     1,738,918    6,142,601     4,754,941    29,948,936
                         -----------   -----------  -----------   -----------  ------------
  Operating loss........  (2,084,152)   (1,562,994)  (6,142,601)   (4,391,103)  (29,585,098)
                         -----------   -----------  -----------   -----------  ------------
  Interest income.......     123,288       198,655      468,785       585,325     1,736,597
  Interest expense......     (17,433)      (24,100)     (65,639)      (82,301)   (1,129,942)
                         -----------   -----------  -----------   -----------  ------------
  Interest income, net..     105,855       174,555      403,146       503,024       606,655
                         -----------   -----------  -----------   -----------  ------------
  Net loss.............. $(1,978,297)  $(1,388,439) $(5,739,455)  $(3,888,079) $(28,978,443)
                         ===========   ===========  ===========   ===========  ============
  Basic and diluted net
   loss per share....... $     (0.26)  $     (0.19) $     (0.77)  $     (0.60)
                         ===========   ===========  ===========   ===========
  Weighted average basic
   and diluted shares...   7,542,524     7,322,523    7,427,655     6,455,134

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                 NINE MONTHS ENDED
                             --------------------------
                                                              PERIOD FROM
                             OCTOBER 3,   SEPTEMBER 27,  INCEPTION (JANUARY 4,
                                1998          1997      1989 TO OCTOBER 3, 1998)
                             -----------  ------------- ------------------------
                                    (UNAUDITED)               (UNAUDITED)
Cash flows from operating
 activities:
 Net loss..................  $(5,739,455)  $(3,888,079)       $(28,978,443)
 Adjustments to reconcile
  net loss to net cash used
  in
  operating activities--
  Depreciation and
   amortization............      526,519       428,240           2,167,073
  Noncash interest
   converted to
   subordinated notes......       65,633        82,301           1,042,629
  Noncash salary converted
   to common stock.........          --            --              250,000
  Noncash research and
   development expenses
   converted to
   subordinated notes......          --            --                9,000
  Noncash salary stock
   option extension........          --            --            1,134,162
  Changes tin current
   accounts--
   Inventories.............   (1,170,544)      (41,538)         (1,553,325)
   Prepaid expenses........       70,203       119,164             (35,304)
   Other current assets....     (102,597)     (459,069)           (131,709)
   Accounts payable........        9,599       (52,475)            307,113
   Accrued expenses........       64,446       128,445             293,655
                             -----------   -----------        ------------
    Net cash used in
     operating activities..   (6,276,196)   (3,683,011)        (25,495,149)
                             -----------   -----------        ------------
Cash flows from investing
 activities:
  Net Maturities of held to
   maturity investments....    8,900,715           --           (2,988,641)
  Purchases of equipment
   and leasehold
   improvements............     (511,337)     (760,631)         (3,461,666)
  Loan to Officer..........          --            --              (80,211)
  Proceeds from sale of
   equipment and leasehold
   improvements............          --            --                9,845
                             -----------   -----------        ------------
    Net cash provided by
     (used in) investing
     activities............    8,389,378      (760,631)         (6,520,673)
                             -----------   -----------        ------------
Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock.............       73,038    17,379,399          18,058,544
 Proceeds from issuance of
  preferred stock..........          --            --           13,385,370
 Proceeds from issuance of
  subordinated convertible
  notes....................          --            --            5,322,000
 Proceeds from issuance of
  warrants.................          --            --              236,453
 Offering expenses.........          --            --             (473,006)
 Payments under capital
  lease obligations........          --            --              (40,735)
                             -----------   -----------        ------------
    Net cash provided by
     financing activities..       73,038    17,379,399          36,488,625
                             -----------   -----------        ------------
Increase (decrease) in cash
 and cash equivalents......    2,186,220    12,935,757           4,472,803
Cash and cash equivalents,
 beginning of period.......    2,286,583     2,537,023                 --
                             -----------   -----------        ------------
Cash and cash equivalents,
 end of period.............  $ 4,472,803   $15,472,780        $  4,472,803
                             ===========   ===========        ============
Cash flows from noncash
 financing activities:
 Conversion of salary
  expense to common stock..  $       --    $       --         $    250,000
                             ===========   ===========        ============
 Conversion of convertible
  subordinated notes to
  common stock.............  $   787,647   $   464,231        $  4,491,245
                             ===========   ===========        ============
 Conversion of common stock
  to preferred stock.......  $       --    $       --         $  3,846,015
                             ===========   ===========        ============
 Capital lease obligation
  incurred of equipment....  $       --    $       --         $     40,383
                             ===========   ===========        ============
 Conversion of preferred
  stock to common stock....  $       --    $       --         $     28,923
                             ===========   ===========        ============
 Conversion of convertible
  subordinated notes to
  warrants.................  $       --    $       --         $     47,000
                             ===========   ===========        ============

   The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED RESULTS

  The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financials statements should be read in conjunction with the financial statements and notes for the year ended January 3, 1998 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

2. NET LOSS PER SHARE

  During the third quarter of 1998, basic and diluted net loss per share were calculated as follows:

                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                            ---------------------------------- ----------------------------------
                            OCTOBER 3, 1998 SEPTEMBER 27, 1997 OCTOBER 3, 1998 SEPTEMBER 27, 1997
                            --------------- ------------------ --------------- ------------------
   Basic:
     Net loss..............   $(1,978,297)     $(1,388,439)      $(5,739,455)     $(3,888,079)
     Weighted average
      shares...............     7,542,524        7,322,523         7,427,655        6,455,134
     Basic net loss per
      share................   $     (0.26)     $     (0.19)      $     (0.77)     $     (0.60)
   Diluted:
     Net loss..............   $(1,978,297)     $(1,388,439)      $(5,739,455)     $(3,888,079)
     Weighted average
      shares...............     7,542,524        7,322,523         7,427,655        6,455,134
     Diluted net loss per
      share................   $     (0.26)     $     (0.19)      $     (0.77)     $     (0.60)

  The computation of diluted earnings per share for October 3, 1998 and September 27, 1997 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of October 3, 1998, there were 784,592 of such options outstanding, with exercise prices ranging from $0.40-$9.75 per share.

3. COMPREHENSIVE INCOME

  During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. There were no items of other comprehensive income; therefore comprehensive income equals net income.

                         PART 1: FINANCIAL INFORMATION

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

  The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary therapeutic device for the treatment of cancerous tumors through the application of radiation directly into the tumor. To date, the Company has not received any revenue from the sale of its current PRS model, the PRS400, and does not anticipate receiving any revenue from the sale of its product until the fourth quarter 1998. The Company has an accumulated deficit totaling approximately $29.0 million since its inception and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. The Company anticipates that its research and development, sales, general and administrative and manufacturing expenses will continue to increase for the foreseeable future as it pursues the commercialization of the PRS400.

  The Company received a 510(k) market clearance from the U.S. Food and Drug Administration ("FDA") in July 1998, to market the PRS400 for the treatment of intracranial tumors. The Company has introduced the PRS400 as its first commercial product.

  Clinical use of the PRS for the treatment of brain tumors continues at hospitals in the U.S., Europe and Japan, with formal clinical trials leading toward product approval continuing at sites in Japan.

  The Company received authorization from the Medical Devices Agency (MDA) in the United Kingdom to initiate intraoperative clinical breast tumor trials in that country using the PRS as an adjunctive treatment with breast surgery. Those trials commenced and are on-going at The Middlesex Hospital, University College Hospitals, London, England. Results from the above trials, if favorable, will be used to support applications to begin human clinical trials using the PRS to treat breast cancer tumors in the U.S. and Germany.

  The Company also received authorization from the MDA to initiate clinical trials of imaged-guided interstitial treatment of breast tumors using the PRS. These trials, scheduled to begin in the fourth quarter of 1998, will test the use of the PRS in a minimally invasive procedure as an alternative to surgery.

  Earlier this year the Company obtained approval from the FDA on an Investigational Device Exemption for use of the PRS in the treatment of certain skin tumors (basal cell and squamous cell carcinomas and Kaposi's sarcomas). Those trials have commenced and three patients have been treated to date at Our Lady of Mercy Medical Center, New York Medical College, Bronx, New York.

  The Company intends to develop methods for use of the PRS in other clinical applications and to conduct new clinical trials of those additional applications, contingent upon obtaining all necessary regulatory approvals prior to the start of a new clinical trial.

  The Company has begun to assess its exposure to the Year 2000 (Y2K) issue and is in the process developing a comprehensive plan to comply with all of the Y2K requirements so as to reduce the risk of business wide disruption. This assessment includes management's consideration of such issues as the effect on its internal business software system, product readiness, vendor readiness, and the possible liability that the Company may have to third parties if the Company's systems are not Y2K compliant. The Company estimates the cost to comply with Y2K requirements to be between $250,000 and $300,000 and expects to be Y2K compliant in the third quarter of 1999.

  The Company has formed a task force to address these issues. The task force is performing a detailed review of the internal systems, as well as requiring its major vendors and service providers to assess their state of readiness and the potential impact of noncompliance on the Company. The Company will then develop a plan to address any problems identified by the task force and implement a plan to resolve such problems in a timely manner. The task force will also develop contingency plans, which include identifying vendors that are Y2K compliant and will procure inventory in advance to meet production needs for the first few months of 2000.

  There can be no assurance that the Company will not incur significant costs or experience delays in achieving Y2K compliance for its internal information systems and current products. This could have a material adverse impact on the future operations of the Company.

RESULTS OF OPERATION

 Three Months Ended October 3, 1998 and September 27, 1997

  Revenue. The Company had revenue of $0 in the third three months of 1998, as compared with $327,000 in the third three months of 1997. The Company had recorded the sale of a PRS Model 3 to Toshiba Medical Company in the three months that ended September 27, 1997.

  Research and Development expenses. The Company's research and development expenses increased by $269,459 to $1,289,288 in the third three months of 1998 from $1,019,829 in the third three months of 1997. The principal cost in research and development was continuing development of the PRS400 and maintaining ISO 9001 registration for operating a quality system. Additionally, there were significant increases in activity in the Company's continued support of clinical trials, satisfying FDA requirements, and developing protocols to treat skin tumors and to research the application of the PRS for the treatment of macular degeneration. Other factors contributing to the increase in research and development expenses were costs incurred in complying with regulatory requirements and continuing support of breast tumor trials in the United Kingdom.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $75,775 to $794,864 in the third three months of 1998 from $719,089 in the third three months in 1997. The increase is primarily attributable to the expansion of the Company's Sales and Marketing department, which was focused on developing and purchasing marketing material, attending trade shows and hiring new personnel.

  Interest Income. Interest income decreased by $68,699 to $105,856 in the third three months of 1998 from $174,555 in the third three months in 1997. The decrease resulted from continued expenditure of the proceeds of the Company's initial public offering.

 Nine Months Ended October 3, 1998 and September 27, 1997

  Revenue. The Company had revenue of $0 in the first nine months of 1998, as compared with $725,374 in the first nine months of 1997. The 1997 revenue was the result of the selling of two Model 3 PRS to Toshiba Medical Company for the use in Japanese clinical trials in accordance with the agreements between the Company and Toshiba. This decrease is a reflection of the Company's plan not to market the PRS Model 3. The Company has elected to market the PRS400, a microprocessor-controlled version of the PRS Mode13, in the United States now that it has received 510(k) market clearance from the FDA.

  Research and Development expenses. The Company's research and development expenses increased by $857,078 to $3,907,057 in the first nine months of 1998 from $3,049,979 in the first nine months of 1997. The principal cost in research and development was continuing development of the PRS400 and maintaining ISO 9001 registration for operating a quality system. Additionally, there were significant increases in activity in the Company's continued support of clinical trials, satisfying FDA requirements, and developing protocols to treat skin tumors and to research the application of the PRS for the treatment of macular degeneration. Other factors contributing to the increase in research and development expenses were costs incurred in complying with regulatory requirements and continuing support of breast tumor trials in the United Kingdom.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $530,582 to $2,235,544 in the first nine months of 1998 from $1,704,962 in the first nine months in 1997. The increase is primarily attributable to the expansion of the Company's Sales and Marketing department, which was focused on developing and purchasing marketing material, attending trade shows and hiring new personnel.

  Interest Income. Interest income decreased by $99,877 to $403,147 in the first nine months of 1998 from $503,024 in the first nine months in 1997. The decrease resulted from continued expenditure of the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1997 the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. As a result of the initial public offering, the Company received net proceeds of $16,818,854.

  Consolidated working capital was $8.7 million at October 3, 1998, compared with $14.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $4.5 million at October 3, 1998, compared with $2.3 million at January 3, 1998. During the nine months ended October 3, 1998, $6.3 million of cash was used for operating activities. The Company anticipates that it will be necessary to seek financing in the future to expand its marketing and manufacturing capabilities, to support the research and development of additional applications for the PRS400, to further fund clinical trials and to provide working capital. There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities, dilution to existing shareholders may occur.

  The Company maintains medical product liability insurance policies with respect to its clinical trials, which, the Company believes, contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company will be required to obtain product liability insurance covering the commercial use of its products.

  The Company's business plan calls for various applications of the PRS, including the treatment of tumors in the breast, skin, liver and kidney, a program to research its use in treating macular degeneration. The Company estimates that the capital requirements to complete the commercialization of the PRS400 for the treatment of brain tumors will be approximately $1.0 million. The Company believes that such an amount will be needed to purchase capital equipment for assembly and manufacturing of components for the PRS400 and to support sales and marketing. At this point, the Company is not able to estimate the capital requirements of commercializing other applications of the PRS.

                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

  On February 4, 1997, the Company completed an initial public offering of 2,000,000 shares of its Common Stock at a price of $8.50 per share. Pursuant to an option to purchase additional shares of Common Stock to cover over-allotments, Needham & Company, Inc. and Dain Bosworth Incorporated purchased additional 275,000 shares of Common Stock on March 4, 1997. The shares were registered with the Securities Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-14541), which was declared effective on January 23, 1997.

  As of October 3, 1998, the Company has used a portion of the net proceeds from its public offering for the purposes of funding research and development, sales, general and administrative expenses and fixed assets. Since the Company's initial public offering, the Company has expensed approximately $8.6 million for research and development and, $4.5 million for sales and general and administrative expenses and capitalized $1.5 million of fixed assets.

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

                                       PHOTOELECTRON CORPORATION

                                                    /s/ Peter E. Oettinger
                                       By:
                                          ------------------------------------
                                                       Peter E. Oettinger
                                               Vice President, Chief Operating
                                               Officer

                                                    /s/ Gerald J. Bojas
                                       By:
                                          ------------------------------------
                                                       Gerald J. Bojas
                                                    Chief Financial Officer

Dated: November 12, 1998