Form 10-K
period 1999-01-02
PHOTOELECTRON CORP
filed 1999-04-02
CIK 921960

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

                   For the fiscal year ended January 2, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                         Commission file number 0-21667

                           PHOTOELECTRON CORPORATION
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                            04-3035323
      (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

     5 FORBES ROAD, LEXINGTON, MASSACHUSETTS               02421
     (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number including area code: (781) 861-2069

--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock--$.01 Par Value
                               (Title of Class)

________________________________________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 29, 1999, there were 7,740,454 outstanding shares of Common Stock. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant on that date, based on the last sale price for such stock on that date as reported by Nasdaq, was $15,120,809.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Special Meeting in lieu of the Annual Meeting of Stockholders of the Company on May 25, 1999 are incorporated by reference into Part III of this Report.

                           PHOTOELECTRON CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

Item                                                                                              Page
----                                                                                              ----
Number                                                                                           Number
------                                             PART I                                        ------
1.   Business  .................................................................................      3
2.   Properties  ...............................................................................     19
3.   Legal Proceedings  ........................................................................     19
4.   Submission of Matters to a Vote of Security Holders  ......................................     19

                                                  PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters  ....................     20
6.   Selected Financial Data  ..................................................................     20
7.   Management's Discussion and Analysis of Financial Condition and Results of Operation  .....     21
8.   Financial Statements and Supplementary Data  ..............................................     26
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure  .....     26

                                                 PART III

10.   Directors and Executive Officers of the Registrant  ......................................     26
11.   Executive Compensation  ..................................................................     26
12.   Security Ownership of Certain Beneficial Owners and Management  ..........................     26
13.   Certain Relationships and Related Transactions  ..........................................     26

                                                  PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ........................     26

           Cautionary Statement Regarding Forward Looking Statements

  Certain statements contained in this report, including, without limitation, statements containing the words "expects," "anticipates," "believes," and words of similar import, constitute "forward loking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including, without limitation, those referred to in this Report, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

                                     PART I
Item 1.  Business.

     Photoelectron Corporation (the "Company") does not expect to be able to generate sufficient revenue in the near future for it to be able to continue operations without raising additional capital. Accordingly, the Company is currently considering alternatives by which to raise additional capital. Should the necessary funds not be available to the Company on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

Overview

     The Company is the manufacturer of a miniature x-ray device called the Photon Radiosurgery System (the "PRS"). The PRS produces x-rays at the tip of a long, needle-like, probe that can be directly implanted into a tumor, enabling treatment from inside the tumor. Using this approach, the soft x-rays produced by the PRS are almost completely absorbed within the target tissue, minimizing damage to surrounding tissues. The PRS is being used to treat an ever-increasing range of clinical conditions, which so far include brain, bowel and gynaecological tumors, breast cancer and skin lesions. Clinical trials using the system are in place in the United States (the "U.S."), Europe and Asia under the guidance of world-renowned physicians.

     The latest version of the PRS is the PRS400, a powerful microprocessor based system that precisely controls the performance characteristics of the x-ray source. The PRS400 includes a full range of quality assurance tools to confirm the uniformity and calibration of the x-ray source prior to its use. As treatment progresses the rate of radiation delivery is monitored using integral radiation detectors. The PRS400 therefore represents a complete turn-key solution. The Company believes that no other x-ray system can match this intense, geometrically precise and highly localized method of radiation therapy.

     Recent system developments have further increased the potential clinical applications of the PRS. The Company has developed spherical `applicators' which surround the x-ray source during treatment. With this new development, the x-ray source and applicator may be placed inside a tumor cavity after a tumor has been removed. An intense but localized radiation dose may then be delivered to the tumor bed in order to reduce the likelihood of local recurrence of the disease. This approach has so far been used to treat patients with breast and bowel tumors and new clinical applications are under consideration.

     To date, the Company has focused its clinical and commercial efforts primarily on the treatment of brain tumors. The Company is committed to increasing its range of clinical applications. The new applications of the PRS include the treatment of breast, skin, bowel, kidney, liver, and gynecological tumors. PRS-based treatments for some of these disorders have already taken place. The method of treatment will depend on the application and the Company intends to provide complete, packaged solutions for as many treatment categories as possible. The Company expects that the four basic PRS treatment methods will be: (i) interstitial irradiation where the x-ray source is directly inserted into a tumor to irradiate it from the inside; (ii) intracavity irradiation where the x-ray source is inserted into a body cavity; (iii) intraoperative irradiation using the x-ray source inside an applicator placed in a tumour cavity; and (iv) superficial treatments using conical applicators that direct the radiation towards the skin or internal tissue surface. The Company is also in the progress of developing highly precise micro-collimation systems that may be directed through the eye to treat age-related macular degeneration.

     In 1998, the United States Food and Drug Administration (the "FDA") granted the Company clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act") to market the PRS400 for use in the treatment of intracranial (brain) tumors. Additionally in 1998, the Company demonstrated to the British Standards Institution, an independent auditing organization recognized by the European Community ("EC") regulatory authorities, that it complies with applicable standards for quality management system (BS EN ISO 9001:1994) and for product assessment (Annex II, Section 3, Medical Device Directives) of its medical products. As such, the Company is able to affix the CE Mark to the PRS400 enabling commercial distribution of the product throughout the EC and cooperating countries.

     Concurrently, as indicated above, the Company expanded its clinical programs to include other tumor sites, and expects results from these trials in the near future to enable it to gain general FDA market clearance for treatment of a broad range of clinical applications. Trials on malignancies in the breast, skin, kidney, liver and colorectal region are currently underway in medical centers worldwide. A broad array of intraoperative and surface applicators, as well as associated fixtures to support new and expanding applications of the technology, are currently in development.

     During 1998, the Company exhibited the PRS400 at professional trade shows, workshops, and focus groups. The Company's Vice President of Sales and Marketing expanded the Company's direct sales force by hiring two people experienced in selling radiosurgery products. The Company plans to expand its distribution network to cover the United States and Europe. The Company and Toshiba Medical Systems Company, Ltd. ("Toshiba") have entered into agreements relating to performance of clinical trials, and to future product distribution arrangements in Japan.

     In addition to the technical advantages offered by the PRS400, the Company believes that by reducing capital expenditures, shortening hospital stays, and decreasing the number of treatments, the PRS400 can provide significant cost savings to hospitals and third party payors. In order to make the PRS400 widely available to major critical care hospitals, university teaching hospitals, and progressive community hospitals, the Company is offering flexible leasing and rental packages through the cooperative relationship with major medical equipment leasing organization. Moreover, in 1998, the Company instituted comprehensive warranty and equipment maintenance programs and hired an experienced field service manager. In addition to the turn-key PRS400, with its full complement of therapeutic and calibration components, a less expensive entry, or "platform," system was introduced. The Company believes that the concept of the platform system will facilitate early sales, by providing hospitals as economical means of building its use of the equipment. The modular configuration of the PRS400 allows expansion and upgrade of the platform system as dictated by a hospital's increasing needs.

     The most common form of treatment of cancerous tumors is by invasive surgery. The Company believes that the PRS provides an attractive, minimally invasive alternative to surgery, resulting in significantly less patient trauma, shorter hospital stays, and lower treatment costs than surgery. The PRS can be applied after performing a biopsy and, when desirable, use of the PRS can be coupled with surgical procedures.

     Next to surgery, radiation therapy is the most common modality of treating cancer. The majority of radiation treatments are administered using external beams of x-rays. With this approach, radiation must pass through, and may potentially damage, healthy tissue before reaching the tumor. The PRS delivers radiation directly from inside the tumor site, minimizing the risk of damage to surrounding tissues.

     Another established form of treatment, called brachytherapy, delivers radiation directly to a tumor site by the insertion of radioactive isotopes. In comparison to this form of treatment, the Company believes that the PRS offers a greater ability to control and localize low energy radiation doses, and avoids the costs and risks associated with the storage, handling, and disposal of radioactive materials. The Company believes that the PRS also offers significant advantages over other forms of therapy, such as the destruction of cancerous cells by heating, cooling, or by use of photodynamic laser light.

     The Company holds twelve U.S. patents and one U.S. patent applications relating to the PRS or its constituent or ancillary components. The Company has also obtained four patents and filed thirty-eight patent applications in selected foreign countries.

     The Company was formed in 1989 as a joint venture between Thermo Electron Corporation ("Thermo Electron") and an investment entity organized by Peter M. Nomikos, the Company's Chairman of the Board, Chief Executive Officer, and Treasurer. Mr. Nomikos co-founded Thermo Electron with George N. Hatsopoulos, Ph.D., a director of the Company.

Specific Applications of the PRS

     To date, the Company has focused its clinical and commercial efforts on the treatment of brain tumors, either interstitially or as an adjunct to surgery, to irradiate parts of the tumor surgically inaccessible or to provide a post-surgical boost to the tumor bed to eliminate any remaining cancerous cells. In addition to brain tumors, the Company is currently conducting clinical trials of the PRS in treating breast, colo-rectal and skin tumors and plans to conduct clinical trials in treating kidney liver, and other tumors after obtaining required approvals. The use of the PRS for any such additional treatments will require the Company to complete clinical testing and to procure additional regulatory clearances, and, therefore, the U.S. commercialization of the PRS for such treatments cannot reasonably be expected to occur in the foreseeable future. Depending on the nature and location of the cancerous tumor, these additional treatment applications may require the use of separate components or accessories (a number of which are currently in development) in connection with the PRS, but the Company believes that the basic core technology of the PRS will not need to be significantly modified. The Company will consider the use of the PRS for other potential applications on an ongoing basis.

Brain Tumors

     The brain is a leading site for the formation of metastatic, or secondary, tumors. Aggressive treatment of metastatic brain tumors traditionally has been limited. Patients with these tumors typically have received a fractionated series of external beam whole brain radiation, which, because of the cumulative effect on healthy tissue through which it passes, cannot be used to treat subsequent tumors which frequently reoccur. Because of the particularly sensitive nature of the brain and its surrounding critical organs and structures, such as the optic nerves, damage from external radiation can severely harm patients. The Company believes the PRS is particularly well-suited for this application because of its targeted, low-energy approach. In addition, although external beam radiotherapy is not recommended for young children whose brains are still developing, the Company believes that highly confined interstitial irradiation with the PRS may reduce the risk of radiotherapy to maturing brains.

     Clinical studies to evaluate the safety and effectiveness of the PRS for treatment of brain tumors began in 1992 under an Investigational Device Exemption ("IDE") approved by the FDA. Initially, a single-center feasibility study was conducted at the Massachusetts General Hospital in Boston, Massachusetts. This study demonstrated the feasibility of treating brain tumors with the PRS in a simple, rapid, minimally-invasive procedure that greatly reduced the risk of complications and the recovery from surgery. Successful control of the tumor was obtained in 79% of the patients treated who had cancerous brain tumors. In patients whose tumor was not controlled, the recurrence appeared at the periphery of the tumor. The Company believes that the reoccurrence of the tumor was most likely due to the fact that the patients in this study were administered especially cautious amounts of radiation or to the difficulty in establishing the true boundaries of a tumor.

     In 1994, with FDA approval, the Company began multi-center clinical studies of PRS treatment of both newly diagnosed and recurrent metastatic brain tumors. These parallel studies involved clinical sites in the U.S. and a site in London, England. Control of the tumor was achieved at rates approaching 90% with minimal side effects or complications. As physicians gained experience using the PRS, they enhanced their ability to deliver radiation strictly to the tumor, thus protecting nearby critical structures from damage. Since 1995 clinical studies have also been performed in Japan, Germany, and Italy. Physicians in those countries have been exploring PRS treatment in a broader range of patients than was allowed in the FDA-approved studies. Much of their focus has been treating adult patients with primary brain tumors, determining the role for PRS treatment in children, and using the PRS as adjunct to surgical removal of the tumor. Treatments in Germany have demonstrated that the PRS, besides providing control of the tumor, also achieves rapid resolution of symptoms and side effects associated with metastatic tumors. Treatments in Japan have demonstrated that a procedure using surgery combined with PRS treatment of the residual cancerous tissue will be a prominent and beneficial use of the PRS. In June 1997 the Company received a 510(k) clearance from the FDA for use of the PRS Model 3 to treat all intracranial tumors and received a 510(k) clearance for the PRS400 in July 1998.

Breast Tumors

     Breast cancer is a leading cause of cancer deaths in women in the United States. Current conventional treatment methods for breast cancer include breast conserving surgery, mastectomy, radiation, chemotherapy and hormone therapies or, as often is the case, a combination of several of these methods.

     The Company believes that the PRS could provide treatment for breast cancer both interstitially (directly into the tumor) as a substitute for surgery and as a post-surgical boost to the tumor bed after the tumor has been removed surgically, with the goal of destroying any malignant cells remaining in the tumor bed. In 1998, the Company initiated clinical trials in England to ascertain the safety of the PRS for treatment of breast cancer. In one trial currently in progress, the PRS is being tested as a means to irradiate early breast cancer tumors interstitially immediately after their diagnosis by stereotactic biopsy. Several hundred stereotactic breast imaging systems are already in use in hospitals to allow precise targeting and biopsy of suspected breast tumors. The PRS can be mounted in place of the biopsy needle in these devices and introduced into the tumor in order to irradiate it from the inside out. The Company believes that this procedure could develop into a substitute for surgery in certain patients.

     In a related trial in England, the PRS is currently being tested as a means to provide an irradiative boost to the tumor bed immediately after surgical excision of the tumor. Administering such a boost is a well established treatment designed to reduce the possibility of tumor recurrence. Typically performed late in the lengthy post-operative course of radiotherapy, targeting the specific tumor site is problematic due to the length of time between surgery and the irradiative boost, the change in medical personnel, and tissue remodeling which occurs over time. Other perioperative techniques used to administer a localized radiation boost to the breast are complex, time consuming, and plagued by problems of transporting, handling, storing and disposing of radioactive isotopes. The Company believes that the PRS offers the opportunity to quickly and easily administer the localized boost intraoperatively immediately after resection, thereby overcoming these difficulties. The Company has developed for this intraoperative study treatment applicators and a floor stand instrument holder to support the PRS's x-ray probe. The concept of providing a localized radiative boost to the tumor bed or surgical cavity following excision of a tumor has been extended to include PRS treatment of patients with colo-rectal tumors. Immediately following removal of the affected portion of the gastro-intestinal tract, the PRS is used to irradiate an area within the pelvic bed of the patient to lessen the possibility of tumor recurrence due to cancerous cells in adjacent areas remaining untreated. The Company believes that the PRS offers an effective and especially convenient means by which to administer such treatment.

Skin Tumors

     Skin cancer is among the most frequently diagnosed forms of cancer. In many cases, radiation treatment can destroy the cancer without the disfigurement often caused by surgery. Currently, there are four primary methods of treatment utilized for skin cancers. Surgery is the primary modality used in skin cancer cases. The others are radiation therapy, electrodesiccation (in which tissue is destroyed by heat), cryosurgery (in which tissue is destroyed by freezing), and laser therapy for early skin cancer. The Company believes a significant number of cases of skin cancers are amenable to treatment with the PRS either as an alternative to present radiation therapies or as an adjunct to surgery.

     For topical treatment of superficial tumors, the Company has developed an x-ray "shielding cone," which is intended, when fitted onto the PRS's probe tip, to restrict the area of x-ray exposure to the region of the tumor being treated. In 1998, the Company initiated clinical trials of PRS treatment of non-melanoma skin cancers, especially those in areas of the body that are visible (e.g., head, neck, extremities) or difficult to treat (e.g., mouth, nose, eyelids). Types of tumors include squamous cell and basal cell carcinomas, which appear in very large numbers of patients, especially in fair-skinned individuals, and Karposi's sarcoma, which appear most often in patients with compromised immune systems (e.g., AIDS, transplant recipients).

Other Potential Applications

     Early in 1998, the Company initiated animal studies in collaboration with physicians at Johns Hopkins University School of Medicine, Baltimore, Maryland to characterize PRS treatment of kidney and liver tumors and to test specialized accessory positioning equipment designed for use with the PRS.

If these pre-clinical are successfully completed, the Company plans on seeking approval to initiate human clinical trials.

     In order to expedite clinical application of the PRS into treatment of various types of tumors using interstitial, intracavitary, or topical delivery of the radiative treatment, the Company is developing applications to the FDA and other regulatory agencies to seek approval to use the PRS for the treatment of various target lesions, as long as the lesion is suitable for treatment and the patient meets defined selection criteria. These clinical trials are intended to utilize the PRS in broader-based application in 1999 and to develop data to support planned product marketing applications for "general use" labeling of the PRS.

     The Company prioritizes the types of tumor applications it explores based on several factors. Such factors include, among other things, potential market size, physician interest in trials, and available corporate resources. Periodically, the Company reviews existing applications being pursued as well as alternative applications. There can be no assurance that the applications selected for study will lead to successful commercial applications of the PRS. Accordingly, the application of the PRS to the treatment of various types of tumors described above is subject to change. For example, the Company is considering the applicability of the PRS for minimally invasive therapy for lung, colon, rectal, pancreatic and nasopharyngeal cancers. For these other cancers, fixturing devices will need to be developed, or existing fixturing devices will need to be modified, for compatibility with the PRS. As it has previously done with respect to stereotactic systems used in treating brain and breast tumors, the Company intends to design its own devices, as well as pursue collaborative relationships with other organizations in order to develop or modify their devices, to ensure compatibility of the fixturing devices with the PRS.

Clinical Trials

     Before medical devices like the PRS can be marketed in the U.S., successful completion of clinical trials, along with FDA clearance, is often required. In June 1997, the FDA granted to the Company a 510(k) clearance which enabled the Company to market the PRS's Model 3 used in all of the U.S. Phase II clinical trials. In July of 1998, the FDA granted a 510(k) clearance to market the PRS400 for the irradiation of intracranial tumors. The PRS400 is an upgraded version of the Model 3, with similar radiation output but with enhanced safety and user interface features. The Company introduced the PRS400 as its first commercial product and initiated distribution of the systems in December of 1998.

     The Company initiated clinical trials for the application of the PRS to the treatment of breast tumors in the United Kingdom in 1998. In early 1999, the Company extended those clinical trials to include treatment of patients with colo-rectal tumors. The Company intends to submit an application to the FDA to begin Phase I human clinical trials in the U.S. In addition, the Company initiated human clinical trials of non-melanoma skin cancers in 1998. The Company plans to request permission from the FDA to extend these clinical trials to include patients with melanoma tumors. The Company expects to continue to consider the use of the PRS for other potential applications on an on-going basis.

     The following table summarizes by treatment application the status of clinical trials in the U.S., Europe and Japan:

         Application           Status
         -----------           ------
Brain tumors (interstitial
 and as post-surgery
 radiation "boost")    ......  U.S.:    Post-Market studies
                               Europe:  Post-Market studies
                               Japan:   Ministry of Health and Welfare approved trials completed. Application for
                                        PRS product approval in progress

Breast tumors (interstitial
 and as post-surgery
 radiation "boost")    ......  U.S.:    Trial sites being evaluated *
                               Europe:  Clinical trials began in 1998 and are on-going

Skin tumors  ................  U.S.:    Clinical trials began in 1998 and are on-going

Kidney & Liver tumors .......  U.S.:    Pre-clinical trials began in 1998 and are on-going

Other tumors ................  U.S.:    Proposed clinical trial under development to include multiple tumor types as suitable targets for PRS treatment*

* FDA or local approvals are needed before commencing clinical trials.

     Research studies for medical devices such as the PRS are often conducted in a phased approach. Before the Company can start to sell the PRS commercially in the U.S., the Company must successfully complete these clinical trials and gain FDA approval.

     Phase I trials are used to demonstrate feasibility, to delineate an initial safety profile and to identify technical, procedural and clinical factors which may be material to the successful use of the device. Phase II clinical trials are normally conducted on a larger population group in order to identify possible adverse health and safety risks and to begin gathering efficacy data. Each of the clinical trials is to be conducted pursuant to certain standards under protocols setting forth the objectives of the study, the parameters to be used to monitor safety during the trials, and the efficacy criteria which are to be evaluated. In turn, each protocol must be submitted to the FDA. The data obtained from these trials are then used to support a 510(k) Premarket Notification or other application to the FDA requesting commercialization approval.

Products and Product Development

     A complete PRS consists of (i) equipment for clinical use in treating patients, principally consisting of the x-ray emitting probe, its electronic control box and a standard computer-based treatment system, (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment, (iii) custom equipment for use in the laboratory to calibrate the output of the probe, and (iv) various accessories such as applicators to irradiate, for example, body cavities or surfaces, and fixturing devices to support the PRS's x-ray probe during patient treatment.

     The PRS is intended to be a turn-key system. However, the Company believes that certain PRS components or accessories will have other uses for which they may be marketed separately. For example, the Company believes that the CCD-microdensitometer, which is part of the PRS and which allows for testing of radiation dosage and distribution prior to patient exposure, could be used with conventional x-ray sources as well as with the PRS. The Company may seek clearance to market it on a separate basis the CCD-microdensitometer. In addition, the Company has also designed, in support of its proprietary x-ray technology, an automated dosimetry water tank. The water tank provides a rapid computer-based means of measuring the spatially distributed x-ray dose around the probe tip. While the tank was originally designed by the Company to facilitate periodic calibration of PRS units by hospitals, the tank can also be used to measure the dose delivered by radioactive seeds. The Company intends to further explore the market potential for sales of tanks for this purpose.

     The Company is developing for intraoperative use, immediately after surgical removal of a tumor, treatment applicators to administer a localized boost of radiation to the tumor bed in order to destroy any remaining malignant cells. For treating skin and surface tumors, the Company has designed conical applicators. In addition, the Company is developing a floor stand instrument holder which supports the PRS's x-ray probe when used for treatment of various body sites other than the head.

Marketing and Sales; Collaborative Relationships

     The Company recorded the first two sales of the PRS400 system in December 1998 to New York Medical College, Our Lady of Mercy Medical Center, Bronx, New York and Massachusetts General Hospital, Boston, Massachusetts. These purchasers of the PRS400 system are also the first key hospital centers to be designated "PRS Centers of Excellence". The designation of these hospitals as "PRS Centers of Excellence" means that these hospitals, together with a planned additional fifteen such designees worldwide, will act as regional referral sites, and will be engaged in a variety of clinical research, clinical trial, and product evaluation activities with the Company. The Company will pay an annual fee to each hospital participating in the program.

     As the Company makes the transition from being a company with products in development but no product sales to also being a manufacturing and marketing company, it will require significant additional expenditures, management resources, and time to develop its sales staff, and to make arrangements for sale or lease of the Company's products through third parties. The

Company plans to market and distribute its products through a combination of in-house sales, collaborative relationships, and third party distributors. It is possible, however, that the Company will not be able to establish an adequate sales force or make adequate third party arrangements for product leasing or sales.

     Since joining the Company in November 1997, Mr. John Brink, the Company's Vice President of Sales and Marketing, has hired two regional sales managers and a marketing coordinator to his staff. Mr. Brink has developed an active sales and marketing plan and launched the PRS400 at the convention of the Congress of Neurological Surgeons, Seattle, Washington, in October 1998.

     The Company believes that the acceptance of the PRS by health care providers as a viable, cost-effective alternative to conventional cancer treatment methods will be critical to the successful commercialization of the PRS. The Company intends to target potential customers such as hospitals, out-patient providers, cancer centers, and regional facilities, both within the U.S. and abroad.

     In December 1995, the Company entered into a Clinical Trial Agreement with Toshiba. Under the Clinical Trial Agreement, Toshiba purchased from the Company at a discounted price two PRS Model 3 units for use in clinical trials. The Company has agreed to upgrade those units at no additional cost to Toshiba once approvals are obtained to sell the PRS in Japan. Toshiba also agreed, subject to certain conditions and limitations, to bear overall responsibility for the performance of the Japanese clinical trials and for obtaining approval under Japan's Pharmaceutical Affairs Law to import, market, sell, and use the PRS. Under this agreement, the Company has agreed to make available certain training and installation services, and to provide technical information and PRS spare parts. Also in December 1995, the Company entered into an International Distributor Sales and Service Agreement with Toshiba pursuant to which the Company granted to Toshiba an exclusive right to sell and service the PRS in Japan, once regulatory approvals are obtained, during the term of the agreement. Toshiba agreed to provide certain training services to PRS customers and to perform certain PRS repairs (to the extent such repairs are not then covered by the Company warranty on the PRS). Upon entering into clinical trial and distribution arrangement, Toshiba purchased an equity interest in the Company for a purchase price of approximately $2 million. Subject to certain early termination rights, the International Distributor Sales and Service Agreement expires three years after all necessary legal, regulatory, or administrative approvals are obtained that are necessary to import, market, sell and use the PRS. Toshiba is one of the leading medical device manufacturers and distributors in the world, and the Company believes that Toshiba's support for the PRS will be a significant factor in gaining acceptance for the device in the medical marketplace in Japan.

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

Medical Advisory Board

     The Company's Medical Advisory Board consults with the Company's Board of Directors and senior management from time to time as requested by the Company's Board of Directors and as the schedules of the members of the Medical Advisory Board permit. These consultations provide general advice to the Company on its business and products, including the PRS. The members of the Medical Advisory Board are employed on a full-time basis by employers other than the Company. In addition, the members have commitments to, or consulting, advisory or other contractual relationships with other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest. The following individuals currently serve as members of the Medical Advisory Board:

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

Christoph B. Ostertag, M.D.  ...........   Professor and Director of Department of Stereotactic Neurosurgery,
                                           Neurosurgical University Clinic, Albert-Ludwigs University,
                                           Freiburg, Germany

Kintomo Takakura, M.D., Ph.D  ..........   President and Professor of Neurosurgery, Tokyo Women's Medical
                                           University, Tokyo, Japan

Jay S. Loeffler, M.D.   ................   Director of Northeast Proton Therapy Center, Massachusetts General
                                           Hospital, Boston, Massachusetts

     The Company has committed that it will grant to each member of the Medical Advisory Board, with the exception of Dr. Zervas, options to purchase 1,000 shares of the Company's Common Stock for each full year that such member serves on the Medical Advisory Board. The exercise price per share for options granted to the individuals who were members of the Medical Advisory Board on July 31, 1998 is $7.25. The exercise price per share for options granted with respect to subsequent years of service and to any members who join the Medical Advisory Board after July 31, 1998 is the lesser of the fair market value of such share on August 1 and the subsequent July 31, or if the member joins after August 1, the lesser of the fair market value of such share on the date the member joins and the subsequent July 31. The Company is paying Dr. Zervas, the current Chairman of the Medical Advisory Board, a stipend of $10,000 for each year that he serves on the Medical Advisory Board. Each member also receives a fee of $1,000 per regular or special Medical Advisory Board meeting attended in person (together with reimbursement of reasonable travel expenses), and a fee of $500 per each such Medical Advisory Board meeting participated in by means of conference telephone arrangements.

Patents and Proprietary Rights

     A U.S. patent directed to the base PRS technology was issued to the Company in October 1992. Two patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering. From 1994 through 1996, three U.S. patents directed to use of the PRS to treat brain tumors were issued to the Company. A U.S. patent, directed to a flexible probe PRS for endoscopic purposes, was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS. One U.S. patent issued in 1996, one U.S. patent issued in 1997, and one pending U.S. patent application are directed to use of the PRS to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. The Company was issued two other patents in 1997 relating to accessory equipment, including the Company's CCD microdensitometer. The Company has foreign patent applications in selected foreign countries which correspond to certain of its U.S. patent applications. As of March 20, 1997, two patents corresponding to the Company's initial U.S. patents have been issued in Australia and two patents directed to the treatment of brain tumors have been issued in Japan. The Company has thirty-eight other foreign applications currently pending.

Manufacturing

     The Company intends to continue its practice of sub-contracting the fabrication of most of its electrical and mechanical components while maintaining in-house responsibility for unit assembly and for manufacture of certain proprietary components. The Company believes that this strategy can serve to reduce administrative costs, facilitate supplier partnerships, and reduce inventory requirements. In general, the Company's procurement strategy is to keep the number of its suppliers to a minimum while identifying as many multiple sources as possible. Due to the Company's current limited supply needs the Company acquires certain supplies, over time, from the same vendors. While the Company intends to negotiate supply contracts, where appropriate, with certain of its key suppliers, the Company currently procures its supplies through open purchase orders. There can be no assurance that the Company's vendors will continue to provide such supplies on terms acceptable to the Company, if at all. In addition, the Company has sole-source suppliers for some of the PRS parts. If the sole-source suppliers are unwilling or unable to provide such parts to the Company, it could have a material adverse affect on the ability of the Company to manufacture its products.

     The Company intends to implement the necessary operational systems to support the successful commercial production of the PRS and any other products. Specifically, the Company intends to continue to pursue full functional compliance with ISO

9001 , EN46001, and the FDA's current Good Manufacturing
Practices ("cGMP") standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance. The Company engaged British Standards Institution ("BSI"), a registered Notified Body, to certify its compliance with BS EN ISO9001:1994 (ISO9001) standards for a quality management system. BSI issued to the Company a Certificate of Registration signifying compliance with the requirements of BS EN ISO9001:1994 on September 22, 1997. Subsequently, the Company engaged BSI to assess its compliance to Annex II
Section 3 of the Medical Device Directive (93/42/EEC), the applicable regulations pertaining to the design manufacture and other aspects of medical devices intended to be distributed in the European Community. On May 13, 1998, BSI issued an EC-Certificate to the Company signifying its compliance with requirements stipulated in Annex II Section 3 of the Medical Device Directive.


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

  In order to achieve successful commercialization, the PRS will need to compete with established radiation therapy devices such as Linear Accelerators and the Gamma Knife (TM). In addition the Company will need to compete with lesser known radiation therapies such as proton beam treatment and brachytherapy. The Company is also aware of various other cancer tumor treatment methods currently under development. Any of these other treatment methods, if successfully developed, could have a different approach or means of accomplishing the intended purposes of the Company's product. As a result, one of these methods may render the Company's technology non-competitive. While the Company believes that the PRS offers certain therapeutic, operational, and economic advantages over the cancer treatment methods likely to compete with the PRS, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

  The Company believes that its ability to compete in the marketplace will depend on its technological advantages and the strength of its patent position, its ability to complete clinical trials and to obtain regulatory approvals for its products in a timely fashion, its success in developing and maintaining collaborative relationships, its transition to commercial manufacturing and marketing, and its ability to achieve and maintain a superior cost structure relative to other competitive treatments.


Government Regulation

 U.S.

  The PRS is subject to regulation in the United States by the FDA. Manufacturers of medical devices must comply with applicable provisions of the FDC Act, the Safe Medical Devices Act of 1990 (the "SMDA"), the Modernization Act of 1997, and certain associated regulations governing the safety, effectiveness, design, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information after initiating distribution. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS, can be marketed. The Company intends to pursue a strategy intended to result in marketing clearance of as many PRS components as possible as quickly as possible in order to maximize flexibility in the marketing of the PRS and its components.

  FDA authorization to commercially distribute a new device can be obtained in either of two ways, depending on the device. The first process (which is the more comprehensive of the two) applies to a new device that is not substantially equivalent to an existing, legally marketed product, and requires generally that the Company establish the safety and effectiveness of the device through specific procedures. A Premarket Approval ("PMA") application must be submitted to the FDA that contains, among other things, the results of clinical trials performed pursuant to FDA-approved protocols. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the device subject to the PMA must pass an FDA pre-approval inspection. The PMA process can be expensive, uncertain and lengthy, often requiring several years to complete.

  The second of the two FDA processes is available for a new or significantly modified device which is ''substantially equivalent'' to an existing legally marketed device. Such a new device may be commercially introduced when, after submission of a pre-market notification to the FDA under Section 510(k) of the FDC Act, the FDA issues an order permitting commercial distribution. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past, including in many instances the results of clinical trials performed pursuant to FDA approved protocols. As between the two sets of procedures (the PMA approval procedure and the Section 510(k) clearance procedure), the PMA procedures are normally more complex and time consuming than 510(k) Premarket Notification procedures, since the PMA procedures are for products that are not comparable to any other product in the market. However, even the Section 510(k) procedures are time-consuming and expensive. The FDA may also require the ongoing monitoring of products which have been cleared for commercialization under those procedures.

  On February 9, 1998 the Company filed a Section 510(k) pre-market notification with respect to the current model of the PRS, the PRS400, for the treatment of intracranial tumors. On July 27, 1998, the FDA granted Section 510(k) marketing clearance for the PRS400 for use in the irradiation of intracranial tumors.

  In addition to the clearance and approval procedures described above, the FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. Prior to selling a product, a company's manufacturing operations need to comply with the FDA's cGMP standards. The Company believes that the combination of its ISO9001 registration and satisfaction of the prerequisites for use of the CE Mark will be sufficient to comply with the FDA's cGMP standards.

  There can be no assurance that clearances will be granted for the PRS400 for uses other than in the irradiation of intracranial tumors, or for any other future products, if any. In addition, there can be no assurances that the length of time required for any clearances will not be extensive, that the cost of attempting to obtain any such clearances will not be prohibitive, or that the Company will have sufficient funds to pursue such clearance. Failure to obtain or maintain requisite governmental approvals could delay or preclude the Company from further developing and marketing the PRS and other products. Such delays could impair the Company's ability to generate funds from operations, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations, even after regulatory clearance is obtained.

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

  In addition, the Company may need to obtain export licenses from the U.S. Government in order to export products manufactured by the Company. Such licenses may be required for equipment used in foreign clinical trials. The Company has already been granted export licenses and corresponding foreign import licenses for clinical trials in England, Japan, Australia, Germany, and Italy.


 Foreign Countries

  The Medical Device Directive (June 1993) sets forth the regulatory requirements adopted by the European Union, pursuant to which "National Competent Authorities" approve European commercialization of new medical products through a procedure whereby both the products and the manufacturing facilities must conform to well defined specifications.

  The transition period for the Medical Device Directive ended in June 1998 after the expiration of a 5 year transition period. Currently, all new medical devices to be marketed in any European Union country must first obtain a CE Mark. Obtaining a CE Mark with respect to a particular medical device requires the accumulation of information that is similar in certain respects to that which is submitted to the FDA in connection with a Section 510(k) notification. In order for the Company to sell its products in Europe, it must comply with EC Medical Device Directives relating to manufacturing, quality assurance and documentation under the BS EN ISO 9001:1994 series standards and relating to the design, manufacture, quality control, safety and performance of the particular device.

  In order to have the capacity to examine a large number of new products, the National Competent Authorities have mandated "Notified Bodies" (non-governmental organizations) to act as their agents and qualify manufacturers equipment in accordance with EC standards. The Company is thereby able to affix the CE Mark to its PRS400 products and to freely distribute them within the European Community and cooperating countries.

  Sales of medical devices within other jurisdictions outside the U.S. and Europe are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements for obtaining such approvals may also be different.


Third Party Reimbursement

  The Company's ability to generate revenues from the marketing of the PRS will depend in large part upon whether the PRS will qualify for reimbursement from third party payors. Such third party payors include, among other sources, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. As a general matter, each third party payor has developed independent criteria for determining whether a particular device or treatment modality should be reimbursable and the Company cannot predict whether or to what extent the PRS will gain acceptance for reimbursement with any third party payors. The Company believes, however, that the reduced capital and operation costs of the PRS, when compared to competing modalities together with the expected lower hospitalization costs, will encourage third party payors to provide reimbursement for PRS based procedures.

  In addition, many third party payors in the U.S., including the federal Medicare program and many state Medicaid programs, have shifted or are planning to shift to partially or fully capitated systems. Under such systems, providers receive either a fixed payment amount per diagnosis or general treatment approach regardless of the specific treatment modality, or a fixed payment amount to provide for all the care needs of a patient over time regardless of illness. To the extent that the PRS is comparatively more cost effective than existing treatment modalities, providers subject to partial or fully capitated systems will have an incentive to utilize the PRS. The Company has engaged two experienced consultants in radiation therapy to complete the development of a Reimbursement Strategy Handbook for its existing and potential customers. The Company will provide ongoing assistance for all customers through a user's group information base and the general exchange of coding, cost, and general reimbursement information.

  The level of revenues and profitability of sales of medical devices may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to subject pricing or profitability of medical devices to governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care products may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could have a material adverse effect on the Company in general.

  With respect to health care reimbursement in the European Community (the "EC"), the Company believes there are presently no EC-wide reimbursement procedures. The majority of the EC member nations each have a dominant national health service with distinct and unique reimbursement policies and procedures. In addition, private insurers within the EC offer a great variety of benefits. With the Medical Devices Directive becoming mandatory in the EC, the principal prerequisite for reimbursing a procedure involving new medical equipment is obtaining a CE Mark.

  Other foreign countries also have their own health care reimbursement systems, and there can be no assurance that third party reimbursement will be made available to the Company under any foreign reimbursement system.


Employees

  As of January 2, 1999, the Company had 48 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.


Subsequent Events

  On March 26, 1999, the Board of Directors of the Company formally elected Euan Thomson, Ph.D., President and Chief Operating Officer of the Company. Dr. Thomson has previously served as Managing Director of Photoelectron (Europe) Limited, a London-based subsidiary of the Company.

  Dr. Thomson replaced Peter E. Oettinger, Ph.D., who had served as Vice President and Chief Operating Officer of the Company. Mr. Peter M. Nomikos voluntarily resigned as President of the Company prior to the March 26, 1999 Board of Directors' meeting but remains Chairman of the Board, Chief Executive Officer, and Treasurer of the Company.



Risk factors that may affect future results


The Company wishes to caution readers that in addition to the important factors described elsewhere in this Report, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's business, financial condition, or operating results. These factors could cause the Company's future results to differ materially from those expressed in any forward- looking statements made by, or on behalf of, the Company.


The Company has significant capital needs and may not be able to raise additional capital that would enable it to continue as a going concern

     The Company has expended, and will continue to expend, substantial funds on the following:

 .  Research and development of the PRS and other potential products;
 .  Clinical trials;
 .  Cost of regulatory approvals;
 .  Establishing commercial scale manufacturing in the Company's own facilities or in the facilities of others; and
 .  Marketing the PRS and any other products.

     The Company's future capital requirements will depend on a variety of factors, including the following:

 .  Time and costs involved in obtaining further regulatory approvals;
 .  Results of ongoing clinical trials;
 .  Market acceptance of the PRS and any of the Company's other products;
 .  Expense and results of the Company's continued scientific research and development programs;
 .  Time and costs expended in filing, prosecuting, and enforcing patent claims;
   and
 .  Development of competing technologies.

     The Company does not expect to be able to generate sufficient revenue in the near future to continue operations without raising additional capital. If the necessary funds are not available to the Company on acceptable terms, it is likely that the Company will not be able to continue as a going concern. The Company estimates that, as of January 2, 1999, available cash and cash equivalents, together with revenues from product sales, if any, will allow it to continue operations for approximately 6 months.

The Company is an early stage company and has a limited operating history

  The Company was incorporated in January of 1989 and has thus had a relatively short operating history. The Company is still in the process of developing and commercializing the PRS, the Company's primary product. The Company may not succeed in completing the development and commercialization of the PRS. The Company has received regulatory approval only from the FDA and clearance from the European Union to market the PRS in the United States and Europe for the treatment of brain tumors, and is still waiting for approval from other countries in which the Company may market the PRS. The Company cannot be sure that any other countries will grant us regulatory approval to market the PRS. In addition, the Company has only sold two PRS systems and may not be able to sell any more PRS systems even if the Company receives all necessary regulatory approvals and completes the development and commercialization of the PRS.

The Company may not be reimbursed by third party payors

  The Company's ability to be reimbursed for the cost of its products and related treatments from third party payors will have a significant impact on the Company's ability to commercialize its products. Such third party payors include, among others, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. There is no uniform policy on reimbursement among third party payors, and the PRS or any of the Company's other products may not qualify for reimbursement. In addition, foreign countries have their own health care reimbursement systems, and the Company may not qualify for reimbursement from such foreign third party payors.

     In addition, the continuing efforts of many third party payors to reduce the costs of health care by decreasing reimbursement rates, or limiting or prohibiting reimbursement for certain services or devices, may have an adverse effect on the Company's revenues. Furthermore, legislative proposals to reform government health care insurance programs, including the Medicare and Medicaid programs, could have a significant impact the purchase of health care services and products and could result in lower prices and reduced demand for the Company's products. The Company is unable to predict whether such proposals will be enacted or whether other health care legislation or regulation affecting the Company's business may be proposed in the future.

The Company only markets one product

     The PRS and its related accessories and components are currently the Company's only product. The Company's ability to sell the PRS and generate revenue could be adversely affected by problems such as loss of a patent protection, unexpected side effects, negative publicity, or the introduction of a new, more effective treatment that would render the PRS obsolete.

The Company has a history of significant operating losses and anticipates further substantial losses

     The Company has experienced significant operating losses in each year since its incorporation, primarily due to the cost of substantial research and development of the PRS. As of January 2, 1999, the Company had an accumulated deficit of approximately $30.9 million and expects to continue to incur losses until the Company generates revenues to offset the funds spent on commercializing the PRS. The Company's ability to achieve profitable operations will depend, in large part, on whether the Company can successfully develop and commercialize the PRS and/or any other products, and whether the Company can effectively make the transition to a manufacturing and marketing company. It is possible that the PRS will never gain commercial acceptance, and the Company may never generate significant revenues or achieve profitability. For these reasons, the Company believes it will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than the Company's current losses.

Product development risks; Uncertainties relating to clinical trials

     The PRS is a new product and, accordingly, its safety and efficacy have not yet been fully established. The FDA and the European Union have granted the Company clearance to market the PRS as a treatment only for brain tumors. As a result, there are several problems the Company may encounter in conducting clinical trials for other potential uses of the PRS that include, but are not limited to, the following:

 . The results obtained from Phase I trials of the PRS as a treatment for metastatic brain tumors may not be an accurate indicator of the results in subsequent clinical trials or in clinical trials for other specific applications for the PRS;

 . Medical device companies often suffer significant setbacks in Phase II or other clinical trials, even after obtaining promising results in Phase I or other prior trials;

 . The Company has conducted and expects to continue to conduct clinical trials of the PRS with patients in advanced stages of cancer. These patients could die or suffer adverse effects for reasons unrelated to the PRS, but such events could nevertheless have an adverse effect on clinical trial results or regulatory approvals of the PRS; and

 . The Company relies upon unaffiliated medical institutions to perform clinical trials in accordance with the FDA's approval process. Work carried out at the institutions currently performing Phase I or II clinical trials, or at any institutions performing clinical trials in the future, may not be satisfactory. In addition, such institutions may cancel, suspend, or delay such trials.

     Furthermore, the number of patients that have completed the Company's clinical trials to date has been limited by a number of factors, including the reluctance of patients or physicians to participate in experimental clinical trials. The Company's ability to collect randomized data has been impeded by patients who quit the clinical trials because they wanted to receive the PRS treatment but were assigned to the trials' non-PRS control groups. Any delays in or termination of the clinical trials could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, it is possible that the Company's clinical trials will not be successful, that such clinical trials will be delayed, or that the PRS or any other product will not be safe or effective or capable of being successfully developed for all their respective intended applications.

The Company is still waiting for certain regulatory clearances in order to market the PRS

     The PRS has not been approved for commercial use in countries outside the U.S. and Europe, including Japan. The PRS is subject to extensive regulation in the U.S. by the FDA and, in many instances, by comparable agencies in foreign countries where the Company plans on manufacturing and/or distributing the PRS. Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The PRS may not meet the regulatory standards of countries that have not yet approved the PRS for commercial use.

     In addition, the length of time the Company will need to wait to obtain approval for the sale of the PRS in a foreign country may be longer, and the requirements may be more burdensome or expensive, than that required for FDA approval. The Company will also need to obtain export licenses from the U.S. government in order to export its products to certain countries. The U.S. government may not grant the Company any other export licenses other than those previously granted for clinical trials in England, Japan, Australia, and Germany, and the corresponding foreign countries may not grant the Company any import licenses.

     Furthermore, the Company may not receive any necessary regulatory approvals if the Company develops any additional products in the future, the length of time for such approvals may be extensive, and the cost of attempting to obtain any such approvals may be prohibitive. In addition, the Company's inability to obtain or maintain requisite governmental approvals could delay or preclude the Company from further developing and marketing the PRS and other products. Consequently, such delays could impair the Company's ability to generate revenues and continue as a going concern.

The PRS is subject to extensive ongoing government regulation

     The FDA and the European Union have approved the PRS for commercial use in the U.S. and Europe only for the treatment of brain tumors. Because the FDA strictly prohibits the marketing or sale of approved medical devices for unapproved uses, the Company may only market and sell the PRS for the approved use. Any possible additional uses of the PRS will be subject to extensive additional clinical trials and FDA and foreign regulation and approval. In addition, the FDA imposes strict labeling requirements and may also impose burdensome training or other requirements, any of which could limit the Company's ability to market the PRS.

     The Company may also need to obtain additional approvals from the FDA if the Company decides to change or modify the PRS. In that case, the FDA might withdraw its previously granted approvals. In addition, if the Company fails to comply with FDA regulatory standards, the FDA could force the Company to withdraw its products from the market or impose sanctions or fines, each of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     In addition, manufacturers of medical devices are subject to strict federal regulations regarding quality of manufacturing, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. Such regulations impose certain requirements on, among other things, the design, testing, production, control, and documentation of products. The Company may not be able to attain or maintain compliance with cGMP standards or with ISO Standards. In addition, the Company may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers the Company does retain might not be able to meet all relevant regulatory requirements. Any problems with the Company's ability to meet regulatory standards could prevent the Company from marketing the PRS.

Rapid, unpredictable, and significant technological change; highly competitive industry

     The medical device industry is subject to rapid, unpredictable, and significant technological change. The Company's business is subject to competition in the U.S. and abroad from a variety of sources, including universities, research institutions, and medical device, chemical, and biotechnology companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than the Company and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to the Company's products, the Company may not be able to compete successfully against such competitors.

The Company depends on one product

     The PRS and its related accessories and components are currently the Company's only product. The Company currently expects that the PRS will be the primary source of revenues, if any, for the foreseeable future. All additional potential products using the Company's core technology are in their early stages of development. Any such additional products in development may not be safe or effective, approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, or introduced into the market successfully.

The Company has limited marketing experience

     As the Company makes the transition from a company with products in development but no product sales to a manufacturing and marketing company, the Company will require significant additional expenditures, management resources, and time to develop its sales staff and to make arrangements for the sale or lease of its products through third parties. The Company plans to market and distribute its products through a combination of in-house sales, collaborative relationships, and third party distributors. The Company may not be able, however, to establish an adequate sales force or make adequate third party arrangements for product leasing or sales.

Adverse effect of short patient life expectancies on market for the approved application

     To date, the Company has focused substantially all its efforts on one specific application of the PRS--the treatment of brain tumors. Patients with metastatic brain tumors already suffer from primary cancer, which is separate from the metastatic brain tumors. The average life expectancy of patients with metastatic brain tumors is very short. Although the PRS is designed to provide either curative or palliative cancer treatment, health care providers and third party payors may be reluctant to undertake, authorize, or provide reimbursement for PRS treatment of patients whose anticipated life expectancies are below certain levels.

     Neither the FDA nor any foreign authorities have approved the PRS for applications, such as breast, prostate, bladder, or skin cancer, where patient life expectancies are higher than those for patients with metastatic brain tumors. Accordingly, the Company cannot market the PRS to treat such other cancers.

Uncertain protection of intellectual property

     The Company's ability to compete effectively in the marketplace will depend, in part, on the Company's ability to protect its intellectual property rights. The Company relies on patents, trade secrets, and know-how to establish and maintain a competitive position in the marketplace. The enforceability of medical device patents, however, can be highly uncertain. Any limitation or reduction in the Company's rights to obtain or enforce the Company's patents could have a material adverse effect on the Company's ability to maintain or protect its intellectual property rights.

     The Company holds twelve U.S. patents and one U.S. patent application relating to the PRS. In addition, the Company has filed foreign patent applications in selected foreign countries, which correspond, to certain of the Company's U.S. patents and patent applications. Such applications may not result in issued patents, and the Company cannot be sure that once issued, any issues relating to the validity and scope of the patents will be resolved in the Company's favor. In addition, the Company's current or future patents, trade secrets, or know-how may not protect the Company against competitors with similar technologies or processes. Also, others may infringe any patents issued to the Company and other companies may independently develop proprietary technologies or processes, which are the same as or substantially equivalent to the Company's proprietary technologies or processes.

     The Company may also become subject to patent infringement claims or litigation initiated by third parties. The defense and prosecution of such claims or suits are very costly and time-consuming, and any such proceeding would result in substantial expense and a significant diversion of effort by technical and management personnel of the Company. Further, any adverse determination in such litigation or proceeding could subject the Company to significant liability and could prevent the Company from manufacturing or marketing its products.

Peter M. Nomikos has the ability to significantly influence all stockholder votes

     As of March 29, 1999, Mr. Peter M. Nomikos, Chairman of the Board, Chief Executive Officer, and Treasurer of the Company beneficially owned approximately 47% of the issued and outstanding shares of Common Stock, and the Company's principal stockholders and certain affiliates of the Company (including Mr. Nomikos) beneficially owned in the aggregate approximately 56% of the issued and outstanding shares of Common Stock. Certain principal stockholders serve as directors or have representatives who serve as directors of the Company. Due to Mr. Nomikos's ownership of Common Stock coupled with the positions he holds in the Company, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by the stockholders of the Company, including the election of all directors, acquisitions, sales of all or substantially all of the Company's stock or assets, and other extraordinary transactions.

The Company depends on key personnel

     The Company depends on the continued services and performance of its scientific personnel and senior management. If the Company loses any key personnel, it could significantly and adversely impact the Company's research and development efforts or its strategic objectives. In addition, competition among medical device companies for highly skilled scientific and management personnel is increasingly intense. In order to achieve and maintain the commercialization of the PRS, the Company will need to attract and retain additional key personnel, and the Company cannot be sure that it will be able to do so. The Company has no employment agreements with any of its employees, nor has the Company purchased "key person" life insurance.

The Company may experience shortages of PRS components; The Company relies on a small number of suppliers

     The Company manufactures its products based on anticipated product orders. The different lead times for the supply and delivery of materials and components can vary significantly, as can the relative availability and cost of those materials and components. As a result, the Company has built up and maintains an inventory of certain components for the PRS. The Company also tries to identify, where feasible, multiple suppliers of materials and components.

     While the Company sometimes negotiates supply contracts with certain key suppliers, the Company currently purchases its supplies through open purchase orders. The Company's vendors may not continue to provide supplies on acceptable terms, if at all. In addition, if the Company's forecasted product orders prove to be different than actual product orders, the Company may have excess or inadequate inventory.

     In addition, the Company may not be able to find alternative suppliers for the PRS components on a timely basis, if at all, in the event that the Company needs such alternative suppliers. Any significant delay or interruption in the Company's ability to acquire product components and materials could have an adverse effect on the manufacture of the Company's products.

Product liability risks

     The Company will be exposed to the risk of medical product liability claims if any of its products causes harm or injury. The Company might not have sufficient resources to satisfy any liability resulting from such claims. The level or scope of the Company's liability insurance with respect to the clinical testing of the PRS may not be sufficient to cover potential claims. In addition, medical product liability insurance may not continue to be available at an acceptable cost, if at all. As a result, a medical product liability claim could cause the Company significant financial harm.

Anti-takeover provisions; Effects of issuance of preferred stock

     Certain provisions of the Company's Articles of Organization and By-Laws are intended to enhance the likelihood of continuity and stability in the composition of the Company's Board of Directors and in the policies formulated by the Board and to delay or prevent a change in control of the Company if the Board determines that such a change in control is not in the best interest of the Company. These provisions could have the effect of discouraging certain attempts to acquire the Company or to remove incumbent management even if some or even a majority of the Company's stockholders deem such an attempt to be in the Company's best interest. As a result, the anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of Common Stock, thereby depriving stockholders of certain opportunities to sell their stock at temporarily higher prices. In addition, the provisions of Chapter 110F of the Massachusetts General Laws, the Business Combination Statute, cover the Company. This statute prohibits the Company from engaging in a merger, stock or asset sale, and other transactions with an "interested stockholder" that would result in a financial benefit to the interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a manner set forth in the statute. The application of this statute could have the effect of delaying or preventing a change of control of the Company.

     In addition, the Board of Directors is authorized, subject to certain limitations, to cause the Company to issue one or more series of Preferred Stock and, to the extent permitted by Massachusetts law, to grant different classes of stock certain rights and preferences. In the event the Board issues any Preferred Stock, it could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change of control of the Company. The Company currently has no current plans to issue any shares of Preferred Stock but the Board of Directors may elect do so at some time in the future.

Year 2000

        As described in this report, the Company is working to address Y2K problems. If the Company should fail to identify or fix all such problems in the Company's own operations, or if the Company is affected by the inability of a supplier to continue operations due to such a problem, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

Volatile stock price

        The trading price of the Company's common stock fluctuates significantly. The Company's stock price may fluctuate as a result of various factors such as variations in the Company's financial performance, announcements of technological innovations by competitors or providers of alternative products, and changes in the economy, the financial markets, or the health care industry. In addition, stock market have experienced price and volume fluctuations that have particularly affected medical device companies and has often been unrelated to such companies' operating performance. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

Absence of dividends

        The Company has never paid any dividends on its capital stock and does not anticipate paying any cash dividends to holders of the Company's capital stock in the foreseeable future.


Item 2. Properties.

     The Company currently occupies approximately 17,600 square feet of space in a building located in Lexington, Massachusetts under a lease expiring in 2002. The Company recently exercised an option under that lease to rent the remaining space in the building, approximately 13,100 square feet of space, for the balance of the lease term. This facility is suitable for research and development, corporate administration and assembly of the PRS. The Company believes that its facility will be adequate to meet its foreseeable requirements through at least the year 2000. The Company has also exercised its option to lease additional space in the same building.


Item 3. Legal Proceedings.

     The Company is not currently involved in any material pending legal proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended January 2, 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There were 100 holders of record of the Company's Common Stock as of March 1, 1999. The Company believes that there are approximately 1,950 holders of its Common Stock. The Company has not declared or paid any dividends on its Common Stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

     The Company's Common Stock has been listed on the Nasdaq National Market under the symbol "PECX" and traded publicly since January 29, 1997. The price ranges presented below represent the high and low sale prices for each quarter, as reported by "The Nasdaq Stock Market Summary of Activity Report."


1998                                                        High       Low
----------------------------------------------------------------------------

   First Quarter .........................................  9 7/8      5 3/4
   Second Quarter ........................................  9          5 3/4
   Third Quarter .........................................  9 3/4      3 3/4
   Fourth Quarter ........................................  7 1/2      2 1/4


Sales of Unregistered Securities:

1. On July 31, 1998, the Company issued to Mr. Peter M. Nomikos 226,170 shares of Common Stock upon conversion of convertible debt consisting of an aggregate of $787,647 in principal and accrued interest.

2. On September 24, 1998, October 18, 1998 and November 14, 1998, the Company issued to Mr. Peter M. Nomikos 7,333, 26,667 and 33,333 shares of Common Stock, respectively, upon the exercise of outstanding warrants.

     The above securities were sold pursuant to Section 4(2) under the Securities Act of 1933.

Report of Use of Proceeds From Initial Public Offering

     The Company's Registration Statement on Form S-1 (Registration number 333-14541) with respect to the initial public offering of the Company's Common Stock was declared effective on January 23, 1997. As of January 2, 1999, the Company has used the following amounts of the net proceeds from the offering for the following purposes: $10,059,861 for research and development expense and $5,413,387 for general and administrative expenses.

Item 6. Selected Consolidated Financial Data.

     The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the years ended January 3, 1998 and January 2, 1999 and the consolidated statement of operations data presented below as of December 28, 1996, are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the years ended December 31, 1994 and December 30, 1995 and the consolidated balance sheet data presented below as of December 28, 1996, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                                  Fiscal Year Ended
                                         --------------------------------------------------------------------
                                          December 31,  December 30,   December 28,   January 3,   January 2,
                                             1994          1995           1996          1998         1999
                                         ------------  -------------  -------------  -----------  -----------
                                                        (in thousands, except per share data)
Consolidated Statement of Operations
  Data:
Revenues..................................   $     -        $     -        $     -      $   725      $   678
Cost of goods sold........................         -              -              -          361          278
                                             -------        -------        -------      -------      -------
Gross margin .............................        --             --             --          364          400

Operating expenses:
  Research and development expenses ......     2,086          3,226          3,577        4,626        5,434
  General and administrative expenses.....       505            866          1,512        2,306        3,107
                                             -------        -------        -------      -------      -------
  Total operating expenses ...............     2,591          4,092          5,089        6,933        8,541
                                             -------        -------        -------      -------      -------
Operating loss  ..........................    (2,591)        (4,092)        (5,089)      (6,569)      (8,541)
  Interest income (expense), net  ........       (81)           (25)           130          713          467
                                             -------        -------        -------      -------      -------
Net loss  ................................   $(2,672)       $(4,117)       $(4,959)     $(5,856)     $(7,674)
                                             =======        =======        =======      =======      =======
Net loss per share  ......................    $(2.01)        $(3.72)        $(3.12)      $(0.87)      $(1.02)
                                             =======        =======        =======      =======      =======
Weighted average basic and diluted
  shares..................................     1,329          1,107          1,588        6,694        7,489

                                                     December 31,  December 30,   December 28,   January 3,   January 2,
                                                         1994          1995           1996          1998         1999
                                                     ------------  -------------  -------------  -----------  -----------
Consolidated Balance Sheet Data:
Cash and cash equivalents..........................   $    1,778    $     7,191    $     2,537    $   2,287    $   3,686
Total assets.......................................        2,949          8,703          5,117       16,425        9,135
Total long-term debt, including current portion....        2,115          1,940          2,043        1,686          719
Deficit accumulated during development stage.......       (8,307)       (12,425)       (17,383)     (23,239)     (30,913)
Total shareholders' equity ........................   $      575    $     6,493    $     2,486    $  14,012    $   7,453

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  The Company is engaged in the design, development and commercialization of the PRS, a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any significant revenue from the sale of its current PRS400 model.

  The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of January 2, 1999, the Company had an accumulated deficit totaling approximately $30.9 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully develop and commercialize the PRS and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing, and manufacturing expenses will continue to significantly increase during 1999 as it continues the commercialization of the PRS400. The Company anticipates that its research and development, and general and administrative expenses will increase minimally during 1999.

  The Company does not expect to be able to generate sufficient revenue in the near future for it to continue operations without raising additional capital. Should the necessary funds not be available to the Company on acceptable terms there is substantial doubt that the Company will be able to continue as a going concern.

  The Company has completed clinical studies of PRS treatment of brain tumors under an IDE granted by the FDA and similar approvals in other countries. Based on results of these clinical trials, on June 20, 1997, the Company received a 510(k) marketing clearance from the FDA to market the Model 3 of the PRS for treatment of intracranial tumors. Subsequently, the Company obtained a 510(k) marketing clearance for the PRS400 on July 21, 1998, which the Company developed for introduction as its first commercial product. Simultaneous with completion of PRS400 product development, the Company completed the implementation of programs designed to ensure compliance with the FDA's cGMP standards. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). On December 18, 1998, the Company initiated commercial distribution of the PRS400.

  On December 13, 1995, the Company and Toshiba entered into an agreement pursuant to which Toshiba is helping to develop and support clinical trials of the PRS in Japan. The development and support of the clinical trials included purchasing two complete systems of the PRS for use in the clinical trials, installing and maintaining the PRS systems, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The application to conduct clinical trials was approved by the Ministry of Health and Welfare (MHW) in Japan in 1995. In 1997, Toshiba purchased, took delivery of and installed the first of the two PRS systems to be used in these clinical trials. The first clinical site began treatment of patients in the MHW approved clinical trials in February of 1997. The Company delivered the second PRS system to Toshiba in the third quarter of 1997, and the clinical trials began at the second site in the fourth quarter of 1997. Clinical trials of the PRS in Japan were completed at the first clinical site in 1998 and the second clinical site in the first quarter of 1999. The Company and Toshiba Medical expect to submit to the Japan Ministry of Health an application for product approval (shonin) of the PRS in the second quarter of 1999. Contingent upon that submission being made in timely fashion, the Company and Toshiba expect to obtain product approval (shonin) in Japan for the PRS in the second half of 1999. Once regulatory approvals for the PRS are obtained in Japan, Toshiba will serve as the Company's exclusive distributor in Japan.

  The Company is currently conducting clinical trials in England to determine the safety of the PRS for treatment of breast cancer. Early results from these trials in England, if favorable, will be used to support an application to the FDA to begin human clinical trials using the PRS for the treatment of breast cancer in the U.S.. The Company has also obtained a conditional IDE from the FDA for use of the PRS in the treatment of certain skin cancer tumors (basal cell and squamous cell carcinomas and Karposi's sarcoma). Clinical treatment of patients in the study has begun at the U.S. hospital where this program was initiated.

Results of Operations

 Fiscal Year Ended January 2, 1999 and January 3, 1998

   Revenues:   Revenues decreased by $47,374 from $725,374 in 1997 to $678,000 in 1998. The 1997 revenues reflect the sale of two Model 3 PRS systems to Toshiba. The 1998 revenues reflect the Company's initial sales of the PRS400 system. Cost of Goods Sold decreased by $83,285 from $361,536 in 1997 to $278,251 in 1998.

  Research and development expenses:   Research and development expenses
increased by $807,081 from approximately $4.6 million in 1997 to $5.4 million in 1998. The principal costs in research and development were the completion of the development of the PRS400 for commercialization. The variation also reflects significant increases in expenses related to the Company's clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program as well as macular degeneration. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol.

  General and administrative expenses:   General and administrative expenses
increased by $800,705 from approximately $2.3 million in 1997 to approximately $3.1 million in 1998. The increase is attributable to a growth in personnel from 38 in 1997 to 48 employees in 1998 and related costs. Additional increases related to legal and professional fees related to the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, general corporate representation, and the protection of intellectual property rights.

  Interest income: Interest income decreased by $269,347 from $819,675 in 1997 to $550,328 in 1998. The change resulted from a reduction in amounts invested as net proceeds from the Company's initial public offering were used for research and development and general and administrative expenses and for working capital.

 Fiscal Year Ended January 3, 1998 and December 28, 1996

   Revenues:   The Company had revenues of $725,374 in 1997 compared with $0 in
1996. This change reflects the sale of two PRS Model 3s to Toshiba. Cost of Goods Sold were $361,536 in 1997 as a result of the sales of the PRS Model 3.

  Research and development expenses:   Research and development expenses
increased by $1,049,789 from approximately $3.6 million in 1996 to approximately $4.6 million in 1997. In 1996 certain options were extended two months after the expiration of the lock-up agreements signed in connection with the Company's Initial Public Offering. These options were extended to a date which is two months after the expiration of the lock-up agreements. The Company recorded compensation expense of $272,600 pursuant to Accounting Principles Board Opinion No. 25 and allocated $258,100 to research and development expenses. Without giving effect to the allocation to research and development expenses due to the extension of stock options, research and development expenses would have increased by $1,307,889. The principal costs in research and development were the continued development of the PRS400 for commercialization. The increase also reflects significant increases in expenses related to the Company's clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol, which the Company anticipates receiving approval in mid 1998.

  General and administrative expenses:   General and administrative expenses
increased by $794,066 from approximately $1.5 million in 1996 to approximately $2.3 million in 1997. The increase is attributable to a growth in personnel from 27 in 1996 to 38 employees in 1997 and related costs. Additional increases related to legal and professional fees related to initial public offering expenses, and the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, as amended, general corporate representation and the protection of intellectual property rights.

  Interest income:   Interest income increased by $569,133 from $250,542 in 1996 to $819,675 in 1997. The change resulted from investing the net proceeds of the Company's initial public offering.


Liquidity and Capital Resources

  The Company has expended substantial funds to research and develop the PRS and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS. The Company anticipates it will continue to expend substantial funds in the future on such activities as funds become available.

  Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $20.8 million. On February 4, 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock, including the underwriters' overallotment option, at a price of $8.50 per share. Net proceeds to the Company from the offering were approximately $16,818,854.

  Consolidated working capital was approximately $6.2 million at January 2, 1999, compared with $14.3 million at January 3, 1998. Included in working capital are cash and cash equivalents of $3.7 million at January 2, 1999, compared with $2.3 million at January 3, 1998. During 1998, $7.9 million of cash was used for operating activities.

  The Company used $622,388 of cash in 1998 for fixed assets and leasehold improvements associated with its facility.

  The Company received $327,015 of cash in 1998 from the exercise of warrants to purchase Common Stock.

  The Company maintains medical product liability insurance policies with respect to its clinical trials which the Company believes contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company obtained product liability insurance covering the commercial use of its products.

  During 1998, the Company concluded settlement discussions with a physician and his employer. The Company had been notified that such physician and his employer believed that they had certain rights with regard to their understanding of the Company's planned use of the PRS for treatment of tumors in body cavities. No formal legal proceedings were initiated and the Company reached an agreement with the parties as to settlement of the matter. The Company's management believes that the settlement of the matter will not have a material effect on the Company's financial position or results of operations.

  The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, skin, liver and kidney. The Company estimates that the capital requirements to complete the commercialization of the PRS400 to treat brain tumors will be approximately $1.0 million. The Company believes that such amount is needed to purchase capital equipment for assembly and manufacturing of components for the PRS400, and to support a sales and marketing structure. At this point, the Company is not able to estimate the capital requirements of commercializing other potential applications of the PRS.

  The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining FDA and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies. As of January 2, 1999, the Company estimates that its available cash and cash equivalents, together with revenues, if any, from product sales, will allow the Company to continue operations for approximately six months, and that it therefore will be necessary for the Company to raise additional capital in the near future. Any additional equity financings may be dilutive to the Company's stockholders. No assurance can be given that the necessary funds will be available to the Company on acceptable terms, if at all. Should the Company be unable to raise additional capital on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

Market Risk

   The Company is exposed to market risk from changes in equity prices, which could effect its future results of operations and its financial condition. The Company manages its exposure to this risk through its regular operating and financing activities. The Company's convertible subordinated note is sensitive to fluctuations in the price of the Company's common stock into which the note is convertible. Changes in the price of the underlying common stock would result in changes in the fair value of the Company's convertible subordinated note due to the difference between the current market price and the market price at which the holder of the note may convert. A 10% increase in the year-end 1998 market equity price would result in a negative impact to the Company of $74,906 on the fair value of its convertible subordinated note.

Other Matters -- Year 2000 Disclosure:

   The Company is well aware of the ramifications of the Year 2000 ("Y2K") problem. The Company has put together a project team and budget to handle the tasks required to ensure that Company is Y2K compliant. The project team is headed by the Company's Information Systems ("IS") department and includes members from all functional departments of the Company. The Company has broken the project into five areas of concern: Internal Information Technology ("IT") systems, internal non-IT systems (embedded processors), Company products, outside significant third parties (suppliers, financial institutions, customers, vendors), and contingency planning.

   The Company plans to complete the Y2K readiness project with a six phase approach to dealing with the five areas of concern mentioned above. The phases will be as follows:

1) Identification -- the Company will identify each and every issue it believes it needs to address in accordance with the concerns set forth above.

2) Detailed Assessment -- the Company will conduct a detailed assessment of the issues identified so it can document all specific areas to address.

3) Corrective Action Plans -- the Company will define/propose the proper changes including upgrades, retirements, or new systems.

4) Testing and Certification -- the Company will fully test the proposed changes and certify the results.

5) Implementation -- the Company will implement the proper changes that were tested and certified.

6) Contingency Planning -- the Company will define contingencies for all areas of concerns.

   The Company defines the phrase "Y2K compliance" as follows: "That all our business processes have been tested to our satisfaction so we can state that the year 2000 date rollover will not affect our ability to manufacture our products and properly report the financial status of our company". The Company anticipates that it will be Y2K compliant by the end of third quarter in 1999.

   IT systems - 80% completed. The Company has spent the last year upgrading its Personal Computers (PCs) and servers and has only a few PCs left to upgrade.
The Company is currently in the final testing phase of the upgrade project of its Enterprise Resource Planning (ERP) software. The Company anticipates completing that project by the end of March. The Company has upgraded to compliant versions for most of our desktop applications, with only a few applications left to research.

   Non IT systems - 25% completed. The Company has identified many embedded processors that are in use around the Company. We have not yet performed any investigation regarding the processors' Y2K compliance.

   Company Products

   The embedded software in the PRS400 Treatment System is fully Y2K compliant. This was a design requirement established during the development of the software. Additionally, Y2K compliance is formally tested as part of the software validation testing. The Company completed (the validation testing) in November of 1998.

   The software used to run the Water Phantom System is fully Y2K compliant.
The software does not use any dates for calculations or comparisons. It is written in a Y2K compliant version of Labview. It runs on a PC with the Windows
3.1 operating system, which is not Y2K compliant. Currently a project is underway to convert the software to run on Windows 95, which is a Y2K compliant operating system. The project is about 85% complete with an expected completion by the end of April, 1999.

   Outside Third Parties

   The Company has identified many of the outside parties that it will survey for Y2K compliance. The Company has completed a first draft plan of how the Company will perform the analysis and survey. The Company will identify the most critical partners, send them a survey by mail, and then follow up with a phone call or site visit.

   Contingency Planning

     The Company plans on completing the Y2K risk analysis before creating a contingency plan. Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments, identify, develop and implement corrective action plans believed to be adequate, develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Cost of Compliance

       To date, costs incurred in connection with the Y2K issue have not been material. The Company does not expect total Y2K remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving Y2K compliance.

Forward-Looking Statements:

  Certain statements contained in this Report, including without limitations, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the

Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including, without limitation, those referred to herein, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

Item 8.   Financial Statements and Supplementary Data.

  The Company's financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.


                                   PART III

Item 10.  Directors and Executive Officers of The Registrant.

  The information required by this item is included in the Definitive Proxy Statement for the Special Meeting in lieu of the Annual Meeting of Stockholders on May 25, 1999 to be filed with the Commission on or about April 23, 1999 (the "Proxy Statement"), under "Director and Executive Officers" and is incorporated herein by reference.

Item 11.  Executive Compensation.

  The information required by this Item is included in the Company's Proxy Statement under "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is included in the Company's Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

  The information required by this Item is included in the Company's Proxy Statement under "Certain Relationships and related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

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

  (c) Reports on Form 8-K

     None.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants  ...............................  F-2

Consolidated Balance Sheets as of January 2, 1999
     and January 3, 1998  ...............................................  F-3

Consolidated Statements of Operations for the years ended January 2,
    1999, January 3, 1998 and December 28, 1996   .......................  F-4

Consolidated Statements of Cash Flows for the years ended January 2,
    1999, January 3, 1998 and December 28, 1996   .......................  F-5

Consolidated Statements of Shareholders' (Deficit) Equity at
    January 2, 1999, January 3, 1998 and December 28, 1996   ............  F-6

Notes to Consolidated Financial Statements  ...................... F-7 to F-15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation in the development stage) as of January 3, 1998 and January 2, 1999, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the three years ended January 2, 1999 and for the period from inception (January 4, 1989) to January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for the three years ended January 2, 1999 and for the period from inception (January 4, 1989) to January 2, 1999, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations for the year ended January 2, 1999 and from inception (January 4, 1989) to January 2, 1999, and anticipates operating losses and other cash requirements in the next 12 months in excess of available cash. Therefore, the Company will need to obtain additional funding or alternative means of support or both, in order to continue as a going concern. In the event such funding or financial support is not available, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability of asset carrying amounts that might result from the outcome of this uncertainty.



                                  ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 17, 1999

(except with respect
to the matters
discussed in Note 12
as to which the date
is March 26, 1999)

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                       January 3,     January 2,
                                                                          1998           1999
                                                                      -------------  -------------
Assets
Current Assets:
  Cash and cash equivalents  ......................................   $  2,286,583   $  3,686,457
  Inventories  ....................................................        383,051      1,454,706
  Prepaid expenses  ...............................................        413,707        336,287
  Held to maturity investments (Note 2)............................     11,889,356      1,993,056
  Other current assets  ...........................................         29,111        375,803
                                                                      ------------   ------------
     Total current assets  ........................................     15,001,808      7,846,309
                                                                      ------------   ------------
Property and Equipment:
  Computer equipment  .............................................        684,027        899,085
  Laboratory and production equipment  ............................        630,472        926,352
  Clinical site equipment  ........................................        752,952        801,965
  Furniture and fixtures  .........................................        149,513        165,898
  Leasehold improvements  .........................................        758,211        804,263
                                                                      ------------   ------------
  Property and equipment...........................................      2,975,175      3,597,563
  Less--Accumulated depreciation and amortization  ................      1,631,961      2,308,683
                                                                      ------------   ------------
          Net property and equipment...............................      1,343,214      1,288,880
                                                                      ------------   ------------
  Other long-term assets  .........................................         80,211              -
     Total assets  ................................................   $ 16,425,233   $  9,135,189
                                                                      ============   ============
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable  ...............................................   $    297,514   $    346,363
  Accrued expenses  (Note 3)  .....................................        398,180        561,650
  Accrued payroll and benefits  ...................................         31,977         55,409
  Current portion of convertible subordinated notes (Note 8)  .....              -        719,100
                                                                      ------------   ------------
     Total current liabilities  ...................................        727,671      1,682,522
                                                                      ------------   ------------
Long-Term Debt:
  Convertible subordinated notes and other advances, net of
    Current portion  (Note 8)  ....................................      1,685,547              -
                                                                      ------------   ------------
Commitments and Contingencies (Note 7)
Shareholders' Equity (Notes  8 , 9 and 10):
Preferred stock, $0.01 par value--
  Authorized--7,500,000 shares
  Issued and outstanding--none at January 3, 1998, and
    January 2, 1999 ...............................................              -              -
Common stock, $0.01 par value --
  Authorized--15,000,000 shares
  Issued and outstanding--7,362,251 and 7,704,254 at
    January 3, 1998, and January 2, 1999
    respectively   ................................................         73,622         77,042
Capital in excess of par value--common stock  .....................     37,220,144     38,324,377
Deferred compensation  ............................................        (17,180)       (29,913)
Subscription receivable  ..........................................        (25,583)       ( 5,842)
Deficit accumulated during development stage  .....................    (23,238,988)   (30,912,997)
                                                                      ------------   ------------
     Total shareholders' equity  ..................................     14,012,015      7,452,667
                                                                      ------------   ------------
     Total liabilities and shareholders' equity  ..................   $ 16,425,233   $  9,135,189
                                                                      ============   ============

  The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       Year Ended                       Period
                                                        -----------------------------------------   from Inception
                                                        December 28,    January 3,    January 2,   (January 4, 1989)
                                                            1996           1998          1999      To January 2, 1999
                                                        -------------  ------------  ------------  -----------------
Revenues..............................................   $        --   $   725,374   $   678,000       $  1,403,374
Cost of Goods Sold....................................            --       361,536       278,251            639,787
                                                         -----------   -----------   -----------       ------------
Gross Margin..........................................            --       363,838       399,749            763,587
Operating Expenses:
  Research and development expenses  .................     3,576,601     4,626,390     5,433,471         23,310,129
  Selling, general and administrative expenses........     1,512,275     2,306,341     3,107,046          9,036,723
                                                         -----------   -----------   -----------       ------------
    Total operating expenses..........................     5,088,876     6,932,731     8,540,517         32,346,852
                                                         -----------   -----------   -----------       ------------
    Operating loss  ..................................    (5,088,876)   (6,568,893)   (8,140,768)       (31,583,265)
                                                         -----------   -----------   -----------       ------------
Interest income  .....................................       250,542       819,675       550,328          1,818,141
Interest expense  ....................................      (120,437)     (106,401)     ( 83,569)        (1,147,873)
                                                         -----------   -----------   -----------       ------------
Interest income, net  ................................       130,105       713,274       466,759            670,268
                                                         -----------   -----------   -----------       ------------
Net loss..............................................   $(4,958,771)  $(5,855,619)  $(7,674,009)      $(30,912,997)
                                                         ===========   ===========   ===========       ============
Basic and diluted net loss per share (Note 11)........        $(3.12)       $(0.87)       $(1.02)
                                                         ===========   ===========   ===========
Weighted average basic and diluted shares (Note 11)...     1,587,968     6,693,689     7,489,038

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Year Ended                         Period
                                                                  -------------------------------------------    from Inception
                                                                  December 28,    January 3,     January 2,   (January 4, 1989 to
                                                                      1996           1998           1999        January 2, 1999)
                                                                      ----           ----           ----        ----------------
Cash flows from operating activities:
  Net loss.......................................................  $(4,958,771)  $ (5,855,619)    $ (7,674,009)       $ (30,912,997)
  Adjustments to reconcile net loss to net cash used in
    Operating activities--
  Depreciation and amortization..................................      325,939        733,834          676,722            2,317,274
  Noncash interest converted to subordinated notes...............      103,147        106,401           83,562            1,060,558
  Noncash salary converted to common stock  .....................       50,000             --               --              250,000
  Noncash research and development expense converted to
    subordinated notes  .........................................           --             --               --                9,000
  Noncash compensation expense  .................................      272,600          1,562           45,653            1,179,815
  Changes in current accounts--
  Inventories  ..................................................      171,876        (59,337)      (1,071,655)          (1,454,436)
  Prepaid expenses  .............................................      (89,270)       105,699           77,420              (28,087)
  Other current assets  .........................................       41,403           (240)        (266,481)            (295,592)
  Accounts payable  .............................................      103,772        (10,281)          48,849              346,363
  Accrued expenses  .............................................      (93,725)       150,073          186,902              416,111
                                                                   -----------   ------------     ------------        -------------
  Net cash used in operating activities  ........................   (4,073,029)    (4,827,908)      (7,893,037)         (27,111,991)
                                                                   -----------   ------------     ------------        -------------
Cash flows from investing activities:
  (Purchases) Maturation of held to maturity investments  .......           --    (11,889,356)       9,896,300           (1,993,056)
  Purchases of equipment and leasehold improvements  ............     (737,531)      (842,023)        (622,388)          (3,572,717)
  Loan to officer................................................           --        (80,211)              --              (80,211)
  Proceeds from sale of equipment and leasehold
    Improvements  ...............................................           --             --               --                9,845
                                                                   -----------   ------------     ------------        -------------
  Net cash (used in) provided by investing activities  ..........     (737,531)   (12,811,590)       9,273,912           (5,636,139)
                                                                   -----------   ------------     ------------        -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock  .......................       29,321     17,389,058          281,362           18,266,868
  Proceeds from issuance of preferred stock  ....................      600,000             --               --           13,385,370
  Proceeds from issuance of subordinated convertible notes  .....           --             --               --            5,322,000
  Proceeds from issuance of warrants  ...........................           --             --               --              236,453
  Offering expenses  ............................................     (473,006)            --               --             (473,006)
  Payments under capital lease obligations  .....................           --             --               --              (40,735)
  Payments of subordinated notes  ...............................           --             --         (262,363)            (262,363)
                                                                   -----------   ------------     ------------        -------------
  Net cash provided by financing activities  ....................      156,315     17,389,058           18,999           36,434,587
                                                                   -----------   ------------     ------------        -------------
Increase (decrease) in cash and cash equivalents  ...............   (4,654,245)      (250,440)       1,399,874            3,686,457
                                                                   -----------   ------------     ------------        -------------
Cash and cash equivalents, beginning of period  .................    7,191,268      2,537,023        2,286,583                   --
                                                                   -----------   ------------     ------------        -------------
Cash and cash equivalents, end of period  .......................    2,537,023      2,286,583        3,686,457            3,686,457
                                                                   ===========   ============     ============        =============
Noncash financing activities:
  Conversion of salary expense to common stock  .................  $    50,000   $         --     $         --        $     250,000
                                                                   ===========   ============     ============        =============
  Conversion of convertible subordinated notes to common stock...  $        --   $    464,230     $    787,647        $   5,278,892
                                                                   ===========   ============     ============        =============
  Conversion of common stock to preferred stock  ................  $        --   $         --     $         --        $   3,846,015
                                                                   ===========   ============     ============        =============
  Capital lease obligation incurred for equipment  ..............  $        --   $         --     $         --        $      40,383
                                                                   ===========   ============     ============        =============
  Conversion of preferred stock to common stock  ................  $        --   $     28,923     $         --        $      28,923
                                                                   ===========   ============     ============        =============
  Conversion of convertible subordinated notes to warrants  .....  $        --   $         --     $         --        $      47,000
                                                                   ===========   ============     ============        =============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                     Common
                                                           Preferred    Common        Stock         Preferred
                                                              Stock,     Stock,     Capital in    Stock Capital
                                                              $0.01      $0.01      Excess of     in Excess of
                                                           Par Value   Par Value    Par Value       Par Value
                                                           ---------   ---------   ------------   -------------
Initial issuance of common stock  ........................ $      --    $  7,475    $   291,525     $        --
  Net Loss  ..............................................        --          --             --              --
                                                           ---------    --------    -----------   -------------
Balance, December 28, 1989  ..............................        --       7,475        291,525              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, December 29, 1990  ..............................        --       7,475        291,525              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, December 28, 1991  ..............................        --       7,475        291,525              --
  Issuance of common stock  ..............................        --       2,042        147,958              --
  Issuance of warrants  ..................................        --          --        121,453              --
  Net Loss ...............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, January 2, 1993  ................................        --       9,517        560,936              --
  Issuance of common stock  ..............................        --         166         49,833              --
  Conversion of convertible
    Subordinated notes and related
    Accrued interest into common
    Stock  ...............................................        --      12,820      3,833,195              --
  Issuance of warrants  ..................................        --          --        115,000              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, January 1, 1994  ................................        --      22,503      4,558,964              --
  Issuance of common stock  ..............................        --       1,376        411,625              --
  Conversion of common stock into
    Preferred stock, Series A  ...........................    12,820     (12,820)    (3,833,195)      3,833,195
  Issuance of preferred stock, Series B  .................     5,000          --             --       3,930,771
  Issuance of warrants  ..................................        --          --         47,000              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, December 31, 1994  ..............................    17,820      11,059      1,184,394       7,763,966
  Issuance of common stock  ..............................        --          64         49,938              --
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ...................................        --       4,714        248,686              --
  Issuance of preferred stock, Series C  .................    10,992          --             --       9,338,608
  Extension of stock options  ............................        --          --        860,000              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, December 30, 1995  ..............................    28,812      15,837      2,343,018      17,102,574
  Issuance of common stock  ..............................        --         142         64,106              --
  Proceeds from issuance of Series
    Preferred stock  .....................................       111          --             --          99,889
  Extension of stock options..............................        --          --        272,600              --
  Net Loss  ..............................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, December 28, 1996  ..............................    28,923      15,979      2,679,724      17,202,463
  Issuance of common stock  ..............................        --      22,750     16,796,104              --
  Anti-dilution, preferred stock, Series C.................       --         355           (355)             --
  Conversion of preferred stock, Series A.................   (12,820)     12,820      3,833,195      (3,833,195
  Conversion of preferred stock, Series B..................   (5,000)      5,000      3,930,771      (3,930,771
  Conversion of preferred stock, Series C..................  (11,103)     11,103      9,438,497      (9,438,497
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ....................................       --       4,135        460,095              --
  Exercise of stock options................................       --       1,480         63,370              --
  Recording of deferred compensation.......................       --          --         18,743              --
  Payment of subscription receivable.......................       --          --             --              --
  Net Loss................................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, January 3, 1998..................................  $      -      73,622     37,220,144              --
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ...................................        --       2,262        785,385              --
  Exercise of stock options...............................        --         485         59,135              --
  Exercise of warrants....................................        --         673        201,327              --
  Recording of deferred compensation......................        --          --         58,386              --
  Payment of subscription receivable......................        --          --             --              --
  Net Loss................................................        --          --             --              --
                                                            --------    --------    -----------   -------------
Balance, January 2, 1999..................................  $     --    $ 77,042    $38,324,377     $        --
                                                            --------    --------    -----------   -------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                                             During
                                                              Deferred     Subscription    Development
                                                            Compensation    Receivable        Stage
                                                            ------------   ------------   -------------
Initial issuance of common stock  ........................  $     --        $        --    $         --
  Net Loss  ..............................................            --             --        (414,045)
                                                            ------------      ---------    ------------
Balance, December 28, 1989  ..............................            --             --        (414,045)
  Net Loss  ..............................................            --             --        (394,275)
                                                            ------------      ---------    ------------
Balance, December 29, 1990  ..............................            --             --        (808,320)
  Net Loss  ..............................................            --             --        (973,773)
                                                            ------------      ---------    ------------
Balance, December 28, 1991  ..............................            --             --      (1,782,093)
  Issuance of common stock  ..............................            --             --              --
  Issuance of warrants  ..................................            --             --              --
  Net Loss ...............................................            --             --      (1,586,239)
                                                            ------------      ---------    ------------
Balance, January 2, 1993  ................................            --             --      (3,368,332)
  Issuance of common stock  ..............................            --             --              --
  Conversion of convertible
    Subordinated notes and related
    Accrued interest into common
    Stock  ...............................................            --             --              --
  Issuance of warrants  ..................................            --             --              --
  Net Loss  ..............................................            --             --      (2,267,460)
                                                            ------------      ---------    ------------
Balance, January 1, 1994  ................................            --             --      (5,635,792)
  Issuance of common stock  ..............................            --        (94,874)             --
  Conversion of common stock into                                     --
    Preferred stock, Series A  ...........................                           --              --
  Issuance of preferred stock, Series B  .................            --             --              --
  Issuance of warrants  ..................................            --             --              --
  Net Loss  ..............................................            --             --      (2,671,648)
                                                            ------------      ---------    ------------
Balance, December 31, 1994  ..............................            --        (94,874)     (8,307,440)
  Issuance of common stock  ..............................            --         21,870              --
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ...................................            --             --              --
  Issuance of preferred stock, Series C  .................            --       (500,000)
  Extension of stock options  ............................            --             --              --
  Net Loss  ..............................................            --             --      (4,117,158)
                                                            ------------      ---------    ------------
Balance, December 30, 1995  ..............................            --       (573,004)    (12,424,598)
  Issuance of common stock  ..............................            --         15,073              --
  Proceeds from issuance of Series
    Preferred stock  .....................................            --        500,000              --
  Extension of stock options..............................            --             --              --
  Net Loss  ..............................................            --             --      (4,958,771)
                                                            ------------      ---------    ------------
Balance, December 28, 1996  ..............................            --        (57,931)    (17,383,369)
  Issuance of common stock  ..............................            --             --              --
  Anti-dilution, preferred stock, Series C.................           --             --              --
  Conversion of preferred stock, Series A.................            --             --              --
  Conversion of preferred stock, Series B..................           --             --              --
  Conversion of preferred stock, Series C..................           --             --              --
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ....................................           --             --              --
  Exercise of stock options................................           --             --              --
  Recording of deferred compensation.......................      (17,180)            --              --
  Payment of subscription receivable.......................                      32,348              --
  Net Loss................................................            --             --      (5,855,619)
                                                            ------------      ---------    ------------
Balance, January 3, 1998..................................       (17,180)       (25,583)    (23,238,988)
  Conversion of convertible subordinated
    Notes and related accrued interest
    Into common stock  ...................................
  Exercise of stock options...............................            --             --              --
  Exercise of warrants....................................            --             --              --
  Recording of deferred compensation......................            --             --              --
  Payment of subscription receivable......................       (12,733)            --              --
  Net Loss................................................            --         19,741              --
Balance, January 2, 1999..................................            --             --      (7,674,009)
                                                            ------------      ---------    ------------
Balance, January 2, 1999..................................       (29,913)     $  (5,842)   $(30,912,997)
                                                            ------------      ---------    ------------

   The accompanying notes are an integral part of these financial statements.

(1)   Nature of Operations and Summary of Significant Accounting Policies

 Nature of Operations and Relationship to Principal Shareholders

  On January 4, 1989, Photoelectron Corporation (the "Company") was founded as a joint financing by Thermo Electron Corporation ("Thermo Electron") and PYC Corporation ("PYC"), which is owned by members of the immediate family of Mr. Peter M. Nomikos. Since inception, the majority of the Company's time and effort has been focused on the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The PRS delivers radiation through a thin, minimally invasive, needle-like probe, which emits from its tip precisely regulated x-ray photons. To management's knowledge, no company has yet marketed a salable product using technology similar to the PRS that has been developed by the Company. Even if marketing efforts are successful, substantial time will pass before significant revenues will be realized, and the Company may require additional funds during this period. These funds may not be readily available to the Company.

  The Company has completed clinical studies of PRS treatment of brain tumors under an Investigational Device Exemption (IDE) granted by the U.S. Food and Drug Administration (FDA) and similar approvals in other countries. Based on results of these clinical trials, on June 20, 1997, the Company received a 510(k) marketing clearance from the FDA to market the Model 3 of the PRS for treatment of intracranial tumors. Subsequently, the Company obtained a 510(k) marketing clearance on July 21, 1998, for the PRS400, which the Company was developing for introduction as its first commercial product. Simultaneous with completion of PRS400 product development, the Company was completing implementation of programs to insure compliance with the FDA's cGMP standards. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). On December 18, 1998, the Company initiated commercial distribution of the PRS400.

  On December 13, 1995, the Company and Toshiba Medical Systems Company Ltd. ("'Toshiba") entered into an agreement pursuant to which Toshiba is helping to develop and support clinical trials of the PRS in Japan. The development and support of the clinical trials included purchasing two complete systems of the PRS for use in the clinical trials, installing and maintaining the PRS systems, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The application to conduct clinical trials was approved by the Ministry of Health and Welfare (MHW) in Japan in 1995. In 1997, Toshiba purchased, took delivery and installed the first of the two PRS systems to be used in these clinical trials. The first clinical site began treatment of patients in the MHW approved clinical trials in February of 1997. The Company delivered the second PRS system to Toshiba in the third quarter of 1997, and the clinical trials began at the second site in the fourth quarter of 1997. Clinical trials of the PRS in Japan were completed at the first clinical site in 1998 and the second clinical site in the first quarter of 1999. The Company and Toshiba expect to submit to the Japan Ministry of Health an application for product approval (shonin) of the PRS400 in the second quarter of 1999. Contingent upon that submission being made in timely fashion, the Company and Toshiba expect to obtain product approval (shonin) in Japan for the PRS400 in the second half of 1999. Once regulatory approvals for the PRS are obtained in Japan, Toshiba will serve as its exclusive distributor in Japan. Toshiba also invested approximately $2 million in equity of the Company's Series C Preferred Stock offering, which converted to common stock upon the closing of the Company's initial public offering. (See Note 9).

  The Company has incurred a net loss for the year ended January 2, 1999, as well as for the period since inception. The Company has funded these losses principally through debt and equity financings. The Company is anticipating operating losses and other cash requirements in the next 12 months in excess of available cash. Management will be required to obtain additional funding or alternative means of financial support, or both; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. Management is currently pursuing various sources of financial support including obtaining private funding. In the event that these or other plans are not successful, there is substantial doubt concerning the Company's ability to continue as a going concern.

 Fiscal Years

  The Company has adopted a fiscal year ending on the Saturday nearest December
31. References to 1998, 1997, and 1996 are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively. Fiscal year 1997 included 53 weeks; 1998 and 1996 each included 52 weeks.

 Inventory

  Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. The Company has parts, supplies and manufactured parts in inventory which are intended to be used and capitalized as part of the Company's PRS units that will be used for distribution and in clinical trials.

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

 Property and Equipment

  The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:

Asset Classification                            Estimated Useful Life
--------------------                -----------------------------------------
Machinery and equipment  .........  5 Years

Clinical site equipment  .........  The shorter of three years or the life of the agreement

Furniture and fixtures  ..........  3-5 Years

Computer equipment & software.....  2-5 Years

Leasehold improvements............  The  shorter of the term of the lease or the life of the asset

   Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.

   Cash and Cash Equivalents

  As of January 2, 1999, cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund as well as commercial paper which has an original maturity of three months or less. Highly liquid investments with an original maturity of 3 months or less at the date of the acquisition are considered to be cash equivalents. Similar investments with original maturity beyond three months are classified as held to maturity investments. Cash equivalents are carried at cost, which approximate market value.

   Held to Maturity Investments

   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investments in commercial paper as held to maturity and measures the value of such investments at amortized cost if the Company has the positive intent and ability to hold such investments to maturity. Interest income, including amortization of premiums and discounts, is recorded in earnings. Management reviews all reductions in fair value below book value to determine if an impairment is other than temporary in nature; if this occurs, the carrying value of the investment is written down to the appropriate level by a charge to earnings.

  Income Taxes

  The Company adopted SFAS No. 109, "Accounting for Income Taxes", as of the beginning of 1989. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or in the tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Revenue Recognition

  The Company generally recognizes revenue and provides a reserve for its estimated warranty upon the acceptance of its product by the customer.

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

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Photoelectron (Europe) Ltd. All material inter-company accounts and transactions have been eliminated.

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

 Net Loss Per Share

  During the fourth quarter of 1997, the Company adopted SFAS 128, "Earnings per Share" (Note 11). As a result, all previously reported loss per share data have been restated. Basic loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share has been computed by excluding the effect of exercising the stock options which are all anti-dilutive given the operating losses of the company, and excluding the exercise of stock options and convertible securities, which were deemed to be anti-dilutive.

 Fair Value of Financial Instruments

  The Company's financial instruments primarily consist of cash and cash equivalents, held to maturity investments, accounts payable and convertible subordinated notes. The fair value of the Company's convertible subordinated notes is primarily determined by the ability to convert those notes into common stock. The fair value of the convertible subordinated notes is approximately $4,674,728, and approximately $749,063 at January 3, 1998 and January 2, 1999, respectively, based upon the estimated fair value of the underlying common stock. The held to maturity investments are carried at amortized cost on the accompanying balance sheet. See Note 2 for fair value disclosure. The carrying amounts of the Company's remaining financial instruments approximate fair value due to their short-term nature.

 Stock Option Plans

  The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options granted to employees (Note 10). Accordingly, no accounting recognition is given to such stock options granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, if any, are credited to equity. Stock options granted to non-employees are accounted for under the provisions of SFAS 123, "Accounting for Stock Based Compensation" and EITF 96-18. Such guidance requires that options granted to non-employees are recorded at fair market value.

(2)  Held to Maturity Investments

  Investments in commercial paper are classified as held to maturity as of January 2, 1999. The amortized cost and fair values as of January 3, 1998 and January 2, 1999 are as follows:

                                           Commercial Paper
                           Amortized Cost  Gross Unrealized Loss   Fair Value
                           --------------  ---------------------  ------------

    January 3, 1998         $11,889,356           $12,056         $11,877,300
    January 2, 1999         $ 1,993,056           $ 1,396         $ 1,991,660

  All the commercial paper has a contractual maturity due within one year.

(3)   Accrued Liabilities

      Accrued expenses in the accompanying balance sheet includes the following balances:
                                   1997              1998
                               --------          --------
Warranty Accrual               $180,000          $204,000
Annual Report Accrual            60,000            61,000
Other Accrued Expenses          158,180           296,650
                               --------          --------
                               $398,180          $561,650
                               ========          ========

(4)    Income Taxes

  The components of the deferred tax asset at January 3, 1998 and January 2, 1999 are as follows:
                                                   1997           1998
                                               -------------  -------------
Deferred tax asset--
     Federal tax loss carryforwards  ......... $  6,707,000   $  9,185,000
     Federal tax credit carryforwards  .......      645,000        871,000
     State tax loss carryforwards  ...........    1,589,000      2,070,000
     State tax credit carryforwards  .........      689,000        781,000
     Other, net  .............................      671,000        728,000
                                               ------------   ------------
                                                 10,301,000     13,635,000
     Valuation allowance  ....................  (10,301,000)   (13,635,000)
                                               ------------   ------------
        Deferred tax asset  .................. $         --   $         --
                                               ============   ============

  As of January 2 1999, the Company had federal net operating loss carryforwards of approximately $27,014,000, state net operating loss carryforwards of approximately $21,787,000, federal tax credit carryforwards of approximately $871,000, and state tax credit carryforwards of approximately $781,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 1999 through 2013, is fully reserved by means of a valuation allowance because their realization is uncertain.

  Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.

(5)   Employee Benefit Plan

  In April 1995, the Company terminated its Simplified Employee Pension Plan ("SEPP") and adopted a 401(k) Plan. No obligations arose from the termination of the SEPP. The impact of the SEPP was not material to the operating results prior to termination. The Company contributes 50% of the first 6% of annual earnings for each employee with at least three months of service. During 1997 and 1998, the Company contributed approximately $37,224 and $62,997, respectively.

(6)   Related Party Transactions

 Thermo Electron Corporation

  On January 4, 1989, the Company entered into a corporate service agreement with Thermo Electron. Under this agreement, Thermo Electron provided certain administrative services, including legal advice and services, certain employee benefit administration, tax advice and preparation, space allocation and utilities. This agreement terminated on December 31, 1989. The Company has continued to utilize Thermo Electron's resources since that date on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $3,582, $3,253 and $4,952 in 1996, 1997 and 1998, respectively, for these services.

 Thermo Power Corporation

  The Company is provided with certain services by Thermo Power Corporation, a 79%-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $159,263, $113,582, and $229,953 in 1996, 1997 and 1998, respectively, for these services. As of January 3, 1998, and January 2, 1999, $15,599, and $534 respectively, was payable to Thermo Power Corporation and was included in accounts payable in the accompanying consolidated balance sheets.

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

 Leases

  In 1996, the Company entered into a new operating lease for its office and research facilities expiring in July, 2002. The minimum lease payments under the new agreement are $286,162 in 1999, $273,854 in 2000, $285,723 in 2001 and
$169,222 in 2002. The total future minimum lease payments are $1,014,961. The accompanying consolidated statements of operations include expenses for operating leases of $135,472, $307,975, and $404,914 for 1996, 1997 and 1998,
respectively.

(8)   Convertible Subordinated Notes

  On January 4, 1989, the Company issued and sold $181,000 of 8% subordinated convertible debenture to Thermo Electron, due in 1995. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.30. On December 30, 1995, Thermo Electron elected to convert its $181,000 subordinated convertible debenture and accrued interest into 471,354 shares of Common Stock. On May 22, 1990, the Company issued and sold $125,000 and $175,000 principal amounts of 8% subordinated convertible debentures to Thermo Electron and Mr. Peter M. Nomikos, respectively, due in 1998. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.80. Also in 1990, the Company issued and sold $52,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. The note was convertible into shares of the Company's Common Stock at a conversion price of $3.00. In 1991, the Company issued and sold $448,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. The note was convertible into shares of the Company's Common Stock at a conversion price of $3.00. All of these debentures also provided for the conversion of accrued interest into Common Stock at maturity. The accrued interest was convertible into Common Stock at a conversion price equal to the average fair market value of the Company's Common Stock on the first ten days of trading of the fiscal quarter in which the interest to be converted accrued.

  On May 13, 1992, the Company entered into a $4,500,000 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos. These notes are convertible into Common Stock at a conversion price of $3.00 on demand. The Company borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement, of which $705,000 is still outstanding. At January 2, 1999, the Company is not aware of any intention by Mr. Peter M. Nomikos of converting these debentures into shares of the Company's common stock. All earned but unpaid interest on the subordinated demand loan is convertible into Common Stock at a conversion price equal to the fair market value of the Company's Common Stock on the first day of the fiscal quarter in which the interest to be converted accrued.

  The warrant purchase rights entitled the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of Common Stock at $3.00. At January 2, 1999, warrants to purchase 1,310,000 shares of the Company's Common Stock were outstanding. These remaining warrants expire as follows 120,000, 140,000, 140,000, 100,000, 575,000, and 235,000 on March 28, 1999, June 27, 1999, September 26, 1999,
December 28, 1999, September 29, 2000, and January 27, 2002, respectively. All warrants purchased by Mr. Nomikos have been accounted for as Capital in excess of par value common stock. All warrants issued to date are now held by PYC Corporation.

  In 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,547,000 principal amount of subordinated convertible debentures and $299,015 of related accrued interest. In 1994, these shares of Common Stock were converted into Series A Convertible Preferred Stock and, upon the closing of the Company's initial public offering in 1997, converted again into stock. (See Note
9).

  In 1997, 171,257 and 242,334 shares of Common Stock were issued upon the conversion of $125,000 principle amount and $65,210 of related accrued interest and $175,000 principle amount and $99,020 accrued interest of subordinated convertible debentures to Thermo Electron Corporation and Mr. Peter M. Nomikos, respectively.

  In 1998, 226,170 shares of Common Stock were issued upon conversion of $500,000 principal amount and $287,647 accrued interest of subordinated convertible debentures to Mr. Peter M. Nomikos. Also in 1998, 67,333 shares of Common Stock were issued to PYC Corporation for warrants exercised for the consideration of $202,000.

(9)   Common and Preferred Stock

  On January 4, 1989, the Company authorized 6,000,000 shares of $0.01 par value Common Stock and issued 147,488 shares to Thermo Electron and 600,000 shares to PYC Corporation at $0.40 per share. The Company authorized an additional 9,000,000 shares of Common Stock in 1994 to accommodate possible stock issuance as a result of stock splits, note conversions and options issued under the stock option plan and potential future stock offerings. In 1992, Mr. Peter M. Nomikos was granted stock in lieu of compensation for 1990, 1991 and 1992 in the cumulative amount of 204,167 common shares. In 1994, 1995 and 1996, Mr. Peter M. Nomikos was granted stock in lieu of compensation in the amount of 16,667, 6,250 and 5,556 shares of Common Stock, respectively. All such shares were recorded as compensation expense at the estimated fair value per share on the date that such shares were granted to Mr. Nomikos. In fiscal 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,846,015 of subordinated convertible debentures and accrued interest (See Note 8).

  The Company has authorized 7,500,000 shares of $0.01 par value preferred. On March 18, 1994, the Board of Directors approved the conversion of 1,282,005 shares of Common Stock held by Mr. Peter M. Nomikos into Series A Convertible Preferred Stock on a one-for-one basis. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series A Convertible Preferred Stock had a liquidation preference of $3.00 per share (See Note 8).

  The Company sold 500,000 shares of Series B Convertible Preferred Stock at $8.00 per share in 1994. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series B Convertible Preferred Stock had a liquidation preference of $8.00 per share, which is senior to the Company's Common Stock and junior to the Series A Convertible Preferred Stock. The purchase of the Series B shares also entitled the purchaser to rights to participate in the Company's next offering of preferred stock at a 10% discount. The rights entitle the purchaser to this discount on an amount of shares equal to the purchaser's pro rata participation in the Series B offering.

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

  In 1994, the Company sold 121,000 shares of Common Stock to employees of the Company for $3.00 per share pursuant to a one-time employee stock purchase offering. A total of 85,500 of those shares were paid for at the time of the offering. Consideration for the remaining 35,500 shares was in the form of promissory notes executed by employees in favor of the Company. The balance of these notes is $57,931 ,$25,583 and $5,842 in 1996, 1997, and 1998 respectively, and is described in the accompanying balance sheet as a subscription receivable.

  On December 3, 1996, the stockholders of the Company approved a one-for-two reverse stock split of the Company's Common Stock and Preferred Stock. All share and per share information has been retroactively restated to reflect this reverse stock split.

(10)   Stock Option Plan

  In 1989, the Company adopted the 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan provided that options may be granted at any price determined by the Board of Directors for key employees, directors and consultants. The Board of Directors granted 733,225 non-qualified stock options under the 1989 Plan. Options granted under the 1989 Plan expire seven to twelve years after the date of grant and in general vest at 20% per year. When an optionee ceases to be an employee, director or consultant of the Company, their options terminate either upon or shortly after termination of employment. The Company's Board of Directors voted on July 17, 1996 to terminate the 1989 Plan, and no further options may be issued under the 1989 Plan after that date.

  On July 17,1996, the Board of Directors of the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") for employees, officers, directors and others of the Company and its subsidiary, and recommended approval of the plan by the stockholders. The 1996 Plan provides for grants of incentive stock options to employees (including officers) of the Company, and for grants of non-qualified stock options to such employees as well as to directors and others of the Company and its subsidiary. In addition, persons eligible to receive non-qualified stock options can be awarded shares of Common Stock and given the opportunity to purchase shares of Common Stock. A total of 541,775 shares of Common Stock may be issued under the 1996 Plan. Of the 207,475 options to purchase shares of Common Stock granted in 1996, options to purchase 91,750 shares of Common Stock have been granted under the 1996 plan.

  A summary of stock option activity is as follows:

                                  1996                                1997                              1998
                                  ----                                ----                              ----
                       Number of      Range of Option     Number of      Range of Option     Number of      Range of Option
                         Shares       Price per Share       Shares       Price per Share       Shares       Price per Share
                       ---------      ---------------     ---------      ----------------    ---------      ---------------
Options
 outstanding,
 beginning of year         617,500        $0.40 - $8.00       817,475        $0.40 - $9.00       701,892        $0.40 - $9.75

Granted                    207,475        $8.50 - $9.00        61,417        $7.00 - $9.75       265,650        $5.38 - $8.38
Exercised                    7,500        $0.40 - $9.00       148,000        $0.40 - $0.80        48,500        $0.40 - $3.00

Forfeited                        -                             29,000        $0.40 - $9.00         5,450        $0.80 - $7.25
Options
 outstanding, end
 of year                   817,475        $0.40 - $9.00       701,892        $0.40 - $9.75       913,592        $0.40 - $9.75
Options exercisable        399,250        $0.40 - $9.00       408,395        $0.40 - $9.00       466,874        $0.40 - $9.75
Options available
 for grant                 175,025                            130,608                            145,408

Weighted average
 fair value per
 share of options
 granted during the year                  $        5.45                      $        4.20                      $        7.24


  As of January 2, 1999, the options outstanding had a weighted average remaining contractual life of 7 years.

  In 1995, the Company extended the term of options to purchase 100,000 shares of Common Stock at $0.40 per share from seven to twelve years. This extension resulted in a new measurement date under APB No. 25, and accordingly, based upon a current fair value of $9.00 per share the Company recorded $860,000 of compensation expense. Upon exercise of the options, the net proceeds, including the tax benefit realized, are credited to equity.

  In the fourth quarter of 1996, the Company extended the terms of certain options issued to four employees of the Company. These options, by their terms, would have expired but for such extension during the 180-day "lock-up period" following the Company's initial public offering. These options were extended to a date which was two months after the expiration of the lock-up agreements. These options are exercisable into an aggregate of 23,500 shares of Common Stock, and none of said employees is an officer or director of the Company. As a result of the extension the Company recorded compensation expense of $272,600.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation", which sets forth a fair value based method of recognizing stock based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25 to account for its stock based compensation plans. Had the compensation cost for these plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the Company's net loss and basic and diluted net loss per share would have been the following pro forma amounts:

                                             1996          1997         1998
                                        ------------  ------------  ------------
Net Loss ................  As Reported  $(4,958,771)  $(5,855,619)  $(7,674,009)
                           Pro Forma    $(5,146,911)  $(6,212,029)  $(8,242,514)

Basic and Diluted Net
  Loss Per Share.......... As Reported  $     (3.12)  $     (0.87)  $     (1.02)
                           Pro Forma    $     (3.24)  $     (0.93)  $     (1.10)

  Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense maybe greater as additional options are granted. The fair value of each option grant is estimated on the grant date using the Black-Scholes option - pricing model with the following weighted average assumptions:
                                               1996        1997         1998
                                           -----------  -----------  -----------

   Volatility .........................          30%          51%         105%
   Risk Free Interest Rate ............        6.34%        5.64%        5.00%
     Expected Life of Options .........     6.36 years   7.00 years   7.00 years

  Because the pro forma compensation cost under SFAS 123 has not been applied to option grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years as it is reflected over the vesting period of the options.

  The Black Scholes option-pricing model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(11) Net Loss per Share

  Basic and diluted net loss per share were calculated as follows:

                                    1996           1997           1998
                                -------------  -------------  -------------
Basic:
Net loss                        $( 4,958,771)  $( 5,855,619)  $( 7,674,009)

Weighted average shares            1,587,968      6,693,689      7,489,038
                                ------------   ------------   ------------
Basic net loss per share        $      (3.12)  $      (0.87)  $      (1.02)
                                ============   ============   ============
Diluted:
Net loss                        $( 4,958,771)  $( 5,855,619)  $( 7,674,009)
Weighted average shares            1,587,968      6,693,689      7,489,038
                                ------------   ------------   ------------
Diluted net loss per share      $      (3.12)  $      (0.87)  $      (1.02)
                                ============   ============   ============

The computation of diluted earnings per share for 1996, 1997 and 1998 excludes the effect of assuming the exercise of all outstanding stock options, warrants, and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net losses during these years.

(12) Subsequent Events

  On March 26, 1999, the Board of Directors of the Company formally elected Euan Thomson, Ph.D., President and Chief Operating Officer of the Company.
Dr. Thomson has previously served as Managing Director of Photoelectron (Europe) Limited, a London-based subsidiary of the Company.

  Dr. Thomson replaced Peter E. Oettinger, Ph.D., who had served as Vice President and Chief Operating Officer of the Company. Mr. Peter M. Nomikos voluntarily resigned as President of the Company prior to the March 26, 1999 Board of Directors Meeting but remains Chairman of the Board, Chief Executive Officer, and Treasurer of the Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 1999.

                                    Photoelectron Corporation

                                                    Peter M. Nomikos
                                    -------------------------------------------
                                    By:  Peter M. Nomikos
                                    Its:  Chairman of the Board,
                                          Chief Executive Officer and Treasurer

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Euan Thomson and Gerald J. Bojas, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                     Date
-------------------------  ----------------------------------  -------------

  Peter M. Nomikos         Chairman of the Board, Chief        April 2, 1999
-------------------------  Executive Officer, and Treasurer
  (Peter M. Nomikos)       (Principal Executive Officer)

  Gerlad J. Bojas          Chief Financial Officer             April 2, 1999
-------------------------  (Principal Financial Officer and
  (Gerald J. Bojas)        Principal Accounting Officer)

  George N. Hatsopoulos    Director                            April 2, 1999
-------------------------
  (George N. Hatsopoulos)

  Roger D. Wellington      Director                            April 2, 1999
-------------------------
  (Roger D. Wellington)

                                 EXHIBIT INDEX
Exhibit
  No.     Description
-------   -----------

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

*10.7 Stock Option Agreements variously dated between certain directors and officers of the Company and the Company.

Exhibit
  No.     Description
  ---     -----------

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

*10.20 Clinical Trial Agreement dated as of January 1, 1995 between the Tokyo Women's Medical College, Kintomo Takakura, M.D. and the Company.

*10.21 Clinical Trial Agreement dated December 13, 1995, as amended, between the Company and Toshiba Medical Systems Co., Ltd.

*10.22 Clinical Research Agreement dated as of November 1, 1995 between The Royal Free Hampstead (NHS), Felix Senanayake, M.D. and the Company.

*10.24 Forms of Medical Advisory Board Agreements between the Company and members of its Medical Advisory Board.

*21.1     Subsidiaries of the Company.

 23       Consent of independent accountants.

 24.1     Power of Attorney (included in signature page to this Form 10-K).

  27      Financial Data Schedule.
--------------
* Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.