Form 10-Q
period 1999-04-03
PHOTOELECTRON CORP
filed 1999-05-14
CIK 921960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 3, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition  period from ____________ to _____________

       Commission File number 0-21667

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



MASSACHUSETTS                                           04-3035323
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


5 FORBES ROAD, LEXINGTON, MASSACHUSETTS                    02421
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)        (Zip code)


                                (781) 861-2069
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                             ____________________

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

                             ____________________

7,740,454 shares of Common Stock, $.01 par value, were outstanding as of May 10, 1999.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED APRIL 3, 1999

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                         Page
PART I -  FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements

          Consolidated Balance Sheets at April 3,
             1999 and January 2, 1999                                     3

          Consolidated Statements of Operations for
             the Three Months Ended
             April 3, 1999 and April 4, 1998                              4

          Consolidated Statements of Cash Flow for
             the Three Months Ended
             April 3, 1999 and April 4, 1998                              4

          Notes to Unaudited Consolidated Financial
          Statements                                                      5

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          6

PART II - OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds                       9

Item 5    Subsequent Events                                               9

Item 6    Exhibits and Reports on Form 8-K                                9

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                                                                                     APRIL 3,      January 2,
                                                                                                       1999           1999
                                                                                                   -------------  -------------
                                                                                                   (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.................................................................    $  3,994,906   $  3,686,457
     Accounts receivable ......................................................................          70,496        260,000
     Inventories ..............................................................................       1,753,725      1,454,706
     Prepaid expenses .........................................................................         266,144        336,287
     Investments Held to Maturity .............................................................               -      1,993,056
     Other current assets .....................................................................           9,289        115,803
                                                                                                   ------------   ------------
          Total current assets ................................................................       6,094,560      7,846,309

PROPERTY AND EQUIPMENT
     Computer equipment .......................................................................         931,097        899,085
     Lab and production equipment .............................................................         970,179        926,352
     Clinical site equipment ..................................................................         799,552        720,798
     Sales demo equipment .....................................................................          81,167         81,167
     Furniture and fixtures ...................................................................         165,898        165,898
     Leasehold improvements ...................................................................         805,886        804,263
                                                                                                   ------------   ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENT                                                  3,753,779      3,597,563
                                                                                                   ------------   ------------

LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ................................................       2,467,570      2,308,683
                                                                                                   ------------   ------------
                                                                                                      1,286,209      1,288,880
                                                                                                   ------------   ------------
     Other long-term assets ...................................................................               -              -
          Total assets ........................................................................    $  7,380,769   $  9,135,189
                                                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable .........................................................................    $    174,066   $    346,363
     Accrued expenses .........................................................................         583,178        357,650
     Accrued payroll and benefits .............................................................          70,732         55,409
     Accrued warranty expense .................................................................         216,000        204,000
     Current portion of convertible subordinated notes ........................................         719,256        719,100
                                                                                                   ------------   ------------
          Total current liabilities ...........................................................       1,763,232      1,682,522
                                                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value
          Authorized - 7,500,000
          Issued and outstanding - none at April 3, 1999 and January 2, 1999, respectively.                   -              -
     Common stock, $0.01 par value -
          Authorized - 15,000,000
          Issued and outstanding - 7,740,454 and 7,704,254 at April 3, 1999 and
          January 2, 1999, respectively .......................................................          77,402         77,042
     Capital in excess of par value - preferred stock .........................................               -              -
     Capital in excess of par value - common stock ............................................      38,554,041     38,324,377
     Deferred compensation ....................................................................         (29,913)       (29,913)
     Subscription receivable ..................................................................            (791)        (5,842)
     Deficit accumulated during development stage .............................................     (32,983,202)   (30,912,997)
                                                                                                   ------------   ------------
          Total shareholders' equity ..........................................................       5,617,537      7,452,667
                                                                                                   ------------   ------------
           Total liabilities and shareholders' equity .........................................    $  7,380,769   $  9,135,189
                                                                                                   ============   ============

  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Three Months Ended
                                                                                                      ------------------
                                                                                               April 3, 1999        April 4, 1998
                                                                                               --------------       --------------
                                                                                                 (Unaudited)          (Unaudited)
Revenues ..........................................................................               $   272,134        $        -
Cost of Goods Sold ................................................................                   124,420                 -
                                                                                                  -----------        -----------
Gross Margin ......................................................................                   147,714                  -
                                                                                                  -----------        -----------
Operating Expenses
          Research and Development expenses .......................................               $   938,738        $ 1,353,725
          Sales, general and administrative expenses ..............................                 1,329,835            650,710
                                                                                                  -----------        -----------
          Total operating expenses ................................................                 2,268,573          2,004,435
                                                                                                  -----------        -----------
          Operating loss ..........................................................                (2,120,859)        (2,004,435)
Interest income ...................................................................                    65,224            187,193
Interest expense ..................................................................                   (14,570)           (24,106)
                                                                                                  -----------        -----------
Interest income, net ..............................................................                    50,654            163,087
                                                                                                  -----------        -----------
Net loss ..........................................................................               $(2,070,205)       $(1,841,348)
                                                                                                  ===========        ==========
Basic and diluted net loss per share ..............................................               $     (0.27)       $     (0.25)
                                                                                                  ===========        ===========
Weighted average basic and diluted shares .........................................                 7,735,258          7,366,180
                                                                                                  ===========        ===========

  The accompanying notes are an integral part of these financial statements.


                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      Three Months Ended
                                                                                                      ------------------
                                                                                               April 3, 1999        April 4, 1998
                                                                                               --------------       --------------
                                                                                                 (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net loss ....................................................................                $(2,070,205)       $(1,841,348)
     Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization ..........................................                    158,887            145,982
     Noncash interest converted to subordinated notes ............................                          -             24,100
     Changes in current accounts
     Inventories ................................................................                    (299,019)          (128,649)
     Accounts receivable ........................................................                     189,504             (5,966)
     Prepaid expenses ...........................................................                      70,143                  -
     Other current assets .......................................................                     106,514            (17,486)
     Accounts payable ...........................................................                    (172,297)           213,051
     Accrued expenses ...........................................................                     252,851             13,167
                                                                                                  -----------        -----------
           Net cash used in operating activities .................................                 (1,763,622)        (1,597,149)
                                                                                                  -----------        -----------
Cash flows from investing activities:
      (Purchases) Maturation of held to maturity investments .....................                  1,993,056          4,951,676
      (Purchases) of equipment and leasehold improvements ........................                   (156,216)          (161,867)
                                                                                                  -----------        -----------
          Net cash provided by (used in) investing activities ....................                  1,836,840          4,789,809
                                                                                                  -----------        -----------
Cash flows from financing activities:
      Proceeds from issuance of common stock .....................................                    235,075             19,052
      Payments of subordinated notes .............................................                        156                  -
                                                                                                  -----------        -----------
         Net cash provided by (used in) financing activities .....................                    235,231             19,052
                                                                                                  -----------        -----------
Increase (decrease) in cash and cash equivalents .................................                    308,449          3,211,712
Cash and cash equivalents, beginning of period ...................................                  3,686,457          2,286,583
                                                                                                  -----------        -----------
Cash and cash equivalents, end of period .........................................                $ 3,994,906        $ 5,498,295
                                                                                                  -----------        -----------

  The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 2, 1999 included in the Company's Form 10-K filed for that period with the Securities and Exchange Commission.

2. NET LOSS PER SHARE - During the first quarter of 1999 and 1998, basic and diluted net loss per share were calculated as follows:

                                                  April 3, 1999         April 4, 1998
                                                 --------------         ---------------
Basic:
     Net loss                                     $ (2,070,205)         $   (1,841,348)
     Weighted average shares                         7,735,258               7,366,180
     Basic net loss per share                     $      (0.27)         $        (0.25)

Diluted:
     Net loss                                     $ (2,070,205)         $   (1,841,348)
     Weighted average shares                         7,735,258               7,366,180
     Diluted net loss per share                   $      (0.27)         $        (0.25)

    The computation of diluted earnings per share for April 3, 1999 and April 4, 1998 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of April 3, 1999, there were 872,592 of such options outstanding, with exercise prices ranging from $0.40 - $9.75 per share.

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

4. RESTRUCTURING - On May 6,1999, the Company announced a restructuring and reduction in size of its workforce. The objectives of the restructuring include a reduction in operating costs, a re-focusing of the Company's development efforts on its key products, and the remodeling of the Company's approach to sales and marketing. The Company believes that the restructuring will permit the Company to continue operations through December 31, 1999 using existing cash.

PART I:   FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

     The Company is engaged in the design, development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any significant revenue from the sale of its current PRS400 model.

     The Company has experienced significant operating losses since its inception, due primarily to substantial research and development expenditures. As of April 3, 1999, the Company had an accumulated deficit totaling approximately $33.0 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS will ever gain acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully develop and commercialize the PRS and make the transition to a manufacturing and marketing company.

     The Company does not expect to be able to generate sufficient revenue in the near future for it to continue operations without raising additional capital or entering into a strategic relationship with another company. As a result of the recent restructuring, the Company expects that its available cash will permit it to continue operations through December 31, 1999. Should the necessary funds or a strategic relationship not be available to the Company on acceptable terms there is substantial doubt that the Company will be able to continue as a going concern.

     Clinical trials using the PRS for the treatment of brain tumors are continuing at sites in Europe and Japan. The Company has received authorization from the United Kingdom Medical Device Agency and has successfully treated breast tumors in clinical trials in England. The Company anticipates that these clinical trials will help to determine the safety of the PRS for the treatment of breast cancer. Pre-clinical trials using the PRS for treatment of tumors of the rectum have also begun in the United Kingdom. In both cases, the small geometry of the x-ray source and a low energy of the x-rays enabled a controlled delivery of the radiation specifically to the tumor bed.

     The Company has also recently obtained approval from the FDA of an Investigation Device Exemption for use of the PRS in the treatment of certain skin cancer tumors (basal cell and squamous cell carcinomas and Kaposi's sarcoma). The Company has begun this clinical study at New York Medical College and the early results appear to be favorable.

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

     If all regulatory clearances are obtained, the Company intends to market and distribute its products through a combination of collaborative relationships and in-house marketing resources. The Company has developed and will continue to develop strategic alliances with companies that have established distribution channels in domestic and international markets. As part of the manufacturing process, the Company intends to sub-contract the fabrication of most of its electrical and mechanical components.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998

     Revenue. The Company had revenues of $272,134 in the first three months of 1999, as compared with $0 in the first three months of 1998. The 1999 revenue is primarily the result of a sale of the PRS to Tecnologie Avanzate, Torino, Italy. The PRS400 was subsequently installed at Saint Bortolo Hospital in Vicenza, Italy.

     Research and development expenses. The Company's research and development expenses decreased by $414,987 from $1,353,725 in the first three months of 1998 to $938,738 in the first three months of 1999. The principal cost in research and development was the continuing development of new accessories for the PRS400. This decrease reflects the successful filing of the 510(k) application with the FDA in 1998. The decrease also represents a shift towards a focusing of the Company on manufacturing and marketing efforts for the PRS400. Other factors contributing to the research and development expenses is the preparation to file an Investigational Device Exemption for breast clinical trials with the FDA, and continuing support of Toshiba Medical Corporation for their submission to the Japanese Ministry of Health for product approval in the second half of 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $679,125 from $650,710 in the first three months of 1998 to $1,329,835 in the first three months of 1999. The principal costs can be attributable to Sales and Marketing department beginning operation, with a specific focus on marketing material, and trade shows. Secondly, the Company incurred costs of approximately $367,500, which is associated with the resignation of the former Vice-President and Chief Operating Officer of the Company.

     Interest income. Interest income decreased by $121,969 from $187,193 in the first three months of 1998 to $65,224 in the first three months of 1999. The decrease resulted from the continued expenditure of the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. Net proceeds from the offering to the Company were approximately $16,818,854.

     Consolidated working capital was approximately $4.3 million at April 3, 1999, compared with $6.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $4.0 million at April 3, 1999, compared with $3.7 million at January 2, 1999. During the three months ended April 3, 1999, $1.8 million of cash was used for operating activities.

     The Company used $156,216 of cash in the three months ended April 3, 1999 for fixed assets and leasehold improvements.

     The Company maintains medical product liability insurance policies with respect to its clinical trials, which the Company believes contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. The Company has obtained product liability insurance covering the commercial use of its products.

     The Company anticipates that it will be necessary to seek financing in the second half of 1999 or enter into a strategic relationship with another company if the Company is to continue operations beyond December 31, 1999. There is no assurance that the Company will be able to obtain such financing or negotiate such strategic relationship on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities, dilution to existing shareholders will occur.

     The Company's business plan calls for various applications of the PRS, including the treatment of metastatic brain tumors, primary brain tumors, and tumors in the breast, skin, liver and kidney using its new accessories. The Company estimates that the capital requirements required to complete the commercialization of the new accessories for the PRS will be approximately $0.5 million. The Company believes that such an amount is needed to complete the
Section 510(k) clearance for the accessories, to purchase capital equipment for assembly and manufacturing of the accessories and to support the revised marketing structure.

OTHER MATTERS-YEAR 2000 DISCLOSURE:

  The Company is continuing to address the Year 2000 ("Y2K") problem. The Company has put together a project team and budget to handle the tasks required to ensure that the Company is Y2K compliant. The project team is headed by the Company's Information Systems ("IS") department and includes members from all functional departments of the Company. The Company has broken the project into five areas of concern: Internal Information Technology ("IT") systems, internal non-IT systems (embedded processors), Company products, outside significant third parties (suppliers, financial institutions, customers, vendors), and contingency planning.

  The Company plans to complete the Y2K readiness project with a six-phase approach to dealing with the five areas of concern mentioned above. The phases will be as follows:

     1) Identification-the Company has identified each and every issue it believes it needs to address in accordance with the concerns set forth above.

     2) Detailed Assessment-the Company is conducting a detailed assessment of the issues identified so it can document all specific areas to address.

     3) Corrective Action Plans-the Company has defined the proper changes including upgrades, retirements, or new systems.

     4) Testing and Certification-the Company will fully test the proposed changes and certify the results.

     5) Implementation-the Company will implement the proper changes that were tested and certified.

     6) Contingency Planning-the Company will define contingencies for all areas of concerns.

  The Company defines the phrase "Y2K compliant" as follows: "That all our business processes have been tested to our satisfaction so we can state that the year 2000 date rollover will not affect our ability to manufacture our products and properly report the financial status of our company". The Company anticipates that it will be Y2K compliant by the end of third quarter in 1999.

  IT SYSTEMS-90% completed. The Company has spent the last year upgrading its Personal Computers (PCs) and servers and has only a few PCs left to upgrade. The Company is currently in the final testing phase of the upgrade project of its Enterprise Resource Planning (ERP) software. The Company anticipates completing that project by the end of June, 1999. The Company has upgraded to compliant versions for most of our desktop applications with only a few applications left to research.

  NON IT SYSTEMS-40% completed. The Company has identified many embedded processors that are in use around the Company. We have not yet performed any investigation regarding the processors' Y2K compliance.

  COMPANY PRODUCTS

  The embedded software in the PRS400 Treatment System is fully Y2K compliant. This was a design requirement established during the development of the software. Additionally, Y2K compliance is formally tested as part of the software validation testing. The Company completed the validation testing in November of 1998.

  The software used to run the Water Phantom System is fully Y2K compliant. The software does not use any dates for calculations or comparisons. It is written in a Y2K compliant version of Labview. It runs on a PC with the Windows 3.1 operating system, which is not Y2K compliant. Currently a project is underway to convert the software to run on Windows 95, which is a Y2K compliant operating system. The project is approximately 90% complete with an expected completion by the end of May 1999.

  OUTSIDE THIRD PARTIES

  The Company has identified many of the outside parties that it will survey for Y2K compliance. The Company has sent to its most critical partners a survey by mail and is following up with them by a phone call or a scheduled site visit. The Company expects to complete this process by the end of the third quarter of 1999.

  CONTINGENCY PLANNING

  The Company plans on completing the Y2K risk analysis before creating a contingency plan. Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments, identify, develop and implement corrective action plans believed to be adequate and develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

  COST OF COMPLIANCE

  To date, costs incurred in connection with the Y2K issue have not been material. The Company does not expect total Y2K remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving Y2K compliance.

PART II:  OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (Registration number 333-14541) with respect to the initial public offering of the Company's Common Stock was declared effective on January 23, 1997. As of April 3, 1999, the Company had used the entire amount of the net proceeds from the offering for the following purposes: $10,665,319 for research and development expense and $6,153,535 for general and administrative expenses.

ITEM 5:  SUBSEQUENT EVENTS

     On May 6,1999, the Company announced a restructuring and a reduction in the size of its workforce. The objectives of the restructuring include a reduction in operating costs, a re-focusing of the Company's development efforts on its key products, and the remodeling of the Company's approach to sales and marketing. The Company believes that the restructuring will permit the Company to continue operations through December 31, 1999 using existing cash.


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS

        Copies of the following Exhibits are furnished with this report. Additional Exhibits are incorporated herein by reference as reflected in the
Exhibit Index.

      NO.      DESCRIPTION
      ---      -----------

       27      Financial Data Schedule.

(B)     REPORTS ON FORM 8-K


        No reports on Form 8-K have been filed during the quarter for which this report is filed.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                              PHOTOELECTRON CORPORATION

                              By: /s/ Euan S. Thomson
                                 ------------------------------------
                                   Euan S. Thomson
                                   President, Chief Operating Officer


                              By: /s/ Gerald J. Bojas
                                 ------------------------------------
                                   Gerald J. Bojas
                                   Chief Financial Officer


Dated:  May 14, 1999