Form 10-Q
period 1999-07-03
PHOTOELECTRON CORP
filed 1999-08-12
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 3, 1999

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

                             ____________________

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                             ____________________

7,754,254 shares of Common Stock, $.01 par value, were outstanding as of August 6, 1999.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JULY 3, 1999

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I -        FINANCIAL INFORMATION                                 Page

Item 1          Consolidated Financial Statements                       1

                CONSOLIDATED BALANCE SHEETS AT
                 JULY 3, 1999 AND JANUARY 2, 1999                       1

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE AND SIX MONTHS ENDED
                 JULY 3, 1999 AND JULY 4, 1998                          2

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE SIX MONTHS ENDED
                 JULY 3, 1999 AND JULY 4, 1998                          3

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              4

Item 2          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    5

PART II -       OTHER INFORMATION
                -----------------

Item 5          Other Information                                       10

Item 6          Exhibits and Reports on Form 8-K                        18

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                                                                             JULY 3,             January 2,
                                                                                               1999                 1999
                                                                                       --------------------  -------------------
                                                                                           (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................           $    809,318         $  3,686,457
  Accounts receivable ..........................................................                 57,281              260,000
  Inventories...................................................................              1,773,520            1,454,706
  Prepaid expenses..............................................................                260,978              336,287
  Investments Held to Maturity..................................................                998,091            1,993,056
  Other current assets..........................................................                 16,934              115,803
                                                                                           ------------         ------------
     Total current assets.......................................................              3,916,122            7,846,309
                                                                                           ------------         ------------

PROPERTY AND EQUIPMENT
  Computer equipment............................................................                943,121              899,085
  Lab and production equipment..................................................                974,517              926,352
  Clinical site equipment.......................................................                858,572              720,798
  Sales demo equipment..........................................................                 88,582               81,167
  Furniture and fixtures                                                                        177,883              165,898
  Leasehold improvements........................................................                805,886              804,263
                                                                                           ------------         ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENT, Less                                    3,848,561            3,597,563
                                                                                           ------------         ------------
ACCUMULATED DEPRECIATION AND AMORTIZATION ......................................              2,607,872            2,308,683
                                                                                           ------------         ------------
                                                                                              1,240,689            1,288,880
                                                                                           ------------         ------------
     Total assets...............................................................           $  5,156,811         $  9,135,189
                                                                                           ============         ============

                LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
  Accounts payable..............................................................           $    297,402         $    346,363
  Accrued expenses..............................................................                179,132              357,650
  Accrued payroll and benefits..................................................                 62,291               55,409
  Accrued warranty expense......................................................                216,000              204,000
  Current portion of convertible subordinated notes.............................                733,413              719,100
                                                                                           ------------         ------------
     Total current liabilities..................................................              1,488,238            1,682,522
                                                                                           ------------         ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $0.01 par value
     Authorized - 7,500,000
     Issued and outstanding - none at July 3, 1999 and January 2, 1999, respectively.                 -                    -
  Common stock, $0.01 par value -
     Authorized  15,000,000
     Issued and outstanding  7,754,254 and 7,704,254 at July 3, 1999 and
     January 2, 1999, respectively...............................................                77,542               77,042
  Capital in excess of par value - preferred stock...............................                     -                    -
  Capital in excess of par value - common stock..................................            38,575,102           38,324,377
  Deferred compensation..........................................................               (29,913)             (29,913)
  Subscription receivable........................................................                     -               (5,842)
  Deficit accumulated during development stage...................................           (34,954,158)         (30,912,997)
                                                                                           ------------         ------------
     Total shareholders' equity..................................................             3,668,573            7,452,667
                                                                                           ------------         ------------
     Total liabilities and shareholders' equity..................................          $  5,156,811         $  9,135,189
                                                                                           ============         ============

   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended            Six Months Ended               Period
                                                      ------------------            ----------------           from Inception
                                                     July           July           July           July         (January 4, 1989
                                                    3, 1999        4, 1998        3, 1999        4, 1998       to July 3, 1999)
                                                  -----------    -----------    -----------    -----------     ----------------
                                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues.....................................    $         --   $         --    $   272,134   $         --       $  1,675,508
Cost of Goods Sold...........................              --             --        124,420             --            764,207
                                                  -----------    -----------    -----------    -----------       ------------
Gross Margin.................................              --             --        147,714             --            911,301
Operating Expenses
  Research and Development expenses..........     $ 1,298,939    $ 1,264,044    $ 2,237,677    $ 2,617,769       $ 25,547,806
  Sales, general and administrative
    expenses.................................         702,145        789,970      2,031,980      1,440,680         11,068,703
                                                  -----------    -----------    -----------    -----------       ------------
  Total operating expenses...................       2,001,084      2,054,014      4,269,657      4,058,449         36,616,509
                                                  -----------    -----------    -----------    -----------       ------------
  Operating loss.............................      (2,001,084)    (2,054,014)    (4,121,943)    (4,058,449)       (35,705,208)
                                                  -----------    -----------    -----------    -----------       ------------
  Interest income............................          44,285        158,303        109,509        345,496          1,927,650
  Interest expense...........................         (14,157)       (24,099)       (28,727)       (48,205)        (1,176,600)
                                                  -----------    -----------    -----------    -----------       ------------
  Interest income, net.......................          30,128        134,204         80,782        297,291            751,050
                                                  -----------    -----------    -----------    -----------       ------------
     Net loss................................     $(1,970,956)   $(1,919,810)   $(4,041,161)   $(3,761,158)      $(34,954,158)
                                                  ===========    ===========    ===========    ===========       ============
     Basic and diluted net loss per share....          $(0.25)        $(0.26)        $(0.52)        $(0.51)
                                                  ===========    ===========    ===========    ===========
     Weighted average basic and diluted
       shares................................       7,742,702      7,374,262      7,738,980      7,370,221


   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                   Period
                                                                                                                from Inception
                                                                                        Six Months Ended       (January 4, 1989
                                                                                  July 3, 1999   July 4, 1998   to July 3, 1999)
                                                                                  -------------  -------------  ----------------
                                                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net loss......................................................................  $(4,041,161)   $(3,761,158)     $(34,954,158)
   Adjustments to reconcile net loss to net cash used in
      Operating activities --
      Depreciation and amortization..............................................      299,189        373,834         2,616,463
      Noncash interest converted to subordinated notes ..........................           --         48,200         1,060,558
      Noncash salary converted to common stock ..................................           --             --           250,000
      Noncash research and development expense converted to subordinated notes...           --             --             9,000
      Noncash compensation expense ..............................................           --             --         1,179,815
Changes in current accounts --
Inventories......................................................................     (318,814)      (739,622)       (1,773,250)
Accounts receivable..............................................................      202,719             --           202,719
Prepaid expenses.................................................................       75,309         30,881            47,222
Other current assets.............................................................       98,869        (26,680)         (196,723)
Accounts payable.................................................................      (48,961)        75,736           297,402
Accrued expenses.................................................................     (159,636)      (145,115)          256,475
                                                                                   -----------    -----------      ------------
   Net cash used in operating activities.........................................   (3,892,486)    (4,143,924)      (31,004,477)
                                                                                   -----------    -----------      ------------
Cash flows from investing activities:
  (Purchases) Maturation of held to maturity investments.........................      994,965      2,968,100          (998,091)
   Purchases of equipment and leasehold improvements.............................     (250,998)      (410,854)       (3,823,715)
   Loan to officer...............................................................           --             --           (80,211)
   Proceeds from sale of equipment and leasehold improvements ...................           --             --             9,845
                                                                                   -----------    -----------      ------------
     Net cash (used in) provided by investing activities ........................      743,967      2,557,246        (4,892,172)
                                                                                   -----------    -----------      ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock........................................      257,067         28,918        18,523,935
   Proceeds from issuance of preferred stock.....................................           --             --        13,385,370
   Proceeds from issuance of subordinated convertible notes......................           --             --         5,322,000
   Proceeds from issuance of warrants............................................           --             --           236,453
   Offering expenses.............................................................           --             --          (473,006)
   Payments under capital lease obligations......................................           --             --           (40,735)
   Payments of subordinated notes................................................       14,313             --          (248,050)
                                                                                   -----------    -----------      ------------
     Net cash provided by (used in) financing activities.........................      271,380         28,918        36,705,967
                                                                                   -----------    -----------      ------------

Increase (decrease) in cash and cash equivalents.................................   (2,877,139)    (1,557,760)          809,318
                                                                                   -----------    -----------      ------------
Cash and cash equivalents, beginning of period...................................    3,686,457      2,286,583                --
                                                                                   -----------    -----------      ------------
Cash and cash equivalents, end of period.........................................      809,318        728,823           809,318
                                                                                   ===========    ===========      ============

Noncash financing activities:
  Conversion of salary expense to common stock...................................  $             $                 $    250,000
                                                                                   ===========   ============      ============
  Conversion of convertible subordinated notes to common stock ..................  $             $                 $  5,278,892
                                                                                   ===========   ============      ============
  Conversion of common stock to preferred stock..................................  $             $                 $  3,846,015
                                                                                   ===========   ============      ============
  Capital lease obligation incurred for equipment................................  $             $                 $     40,383
                                                                                   ===========   ============      ============
  Conversion of preferred stock to common stock..................................  $             $                 $     28,923
                                                                                   ===========   ============      ============
  Conversion of convertible subordinated notes to warrants.......................  $             $                 $     47,000
                                                                                   ===========   ============      ============

   The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 2, 1999 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

2. NET LOSS PER SHARE During the second six months of 1999 and 1998, basic and diluted net loss per share were calculated as follows:

                                                     Six Months Ended                     Three Months Ended
                                              July 3, 1999       July 4, 1998       July 3, 1999       July 4, 1998
                                           ------------------  -----------------  -----------------  -----------------
Basic:
     Net loss                                    $(1,970,956)       $(1,919,810)       $(4,041,161)       $(3,761,158)
     Weighted average shares                       7,742,702          7,374,262          7,738,980          7,370,221
     Basic net loss per share                    $     (0.25)       $     (0.26)       $     (0.52)       $     (0.51)

Diluted:
     Net loss                                    $(1,970,956)       $(1,919,810)       $(4,041,161)       $(3,761,158)
     Weighted average shares                       7,742,702          7,374,262          7,738,980          7,370,221
     Diluted net loss per share                  $     (0.25)       $     (0.26)       $     (0.52)       $     (0.51)

    The computation of diluted earnings per share for July 3, 1999 and July 4, 1998 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of July 3, 1999, there were 896,792 of such options outstanding, with exercise prices ranging from $0.40 - $9.75 per share with expiration dates ranging from December 11, 1999 to May 10, 2009.

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

PART I:     FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND Results of Operations.

OVERVIEW

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to herein, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

     The Company is engaged in the development and commercialization of the Photon Radiosurgery System ("PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has received only limited revenue from the sale of its current PRS400 model.

     The Company has experienced significant operating losses since its inception, due primarily to substantial research and development expenditures. As of July 3, 1999, the Company had an accumulated deficit totaling approximately $35.0 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS will ever gain acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will depend in large part on whether it can successfully commercialize the PRS and make the transition to a manufacturing and marketing company.

     The Company does not expect to be able to generate sufficient revenue in the near future for it to continue operations without raising additional capital or entering into a strategic relationship with another company. The Company expects that its available cash will permit it to continue operations through December 31, 1999. Should the necessary funds or a strategic relationship not be available to the Company on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

     In May 1999, the Company underwent a significant restructuring. There were three key objectives to this restructuring:

1.  A reduction in operating costs;
2.  A re-focusing of development efforts on key products; and
3.  A remodelling of the Company's approach to sales and marketing.

     The reduction in operating costs was achieved primarily by reducing staff numbers by 50% and by modifying the Company's approach to sales and marketing. In the second quarter of 1999, the Company laid off approximately twenty-five employees, including substantially all of its sales and marketing staff, and now intends to market and distribute its products through collaborative arrangements with strategic partners that have established distribution channels in domestic and international markets.

     During the second quarter of 1999, the Company engaged the investment banking firm of Needham & Company, Inc. as the Company's exclusive financial advisor to evaluate various strategic alternatives for the Company. The strategic alternatives include, but are not limited to, raising additional capital to assist in the growth of the Company's operations or a joint venture, strategic merger or other transaction with another company to assist and advise the Company on financial alternatives.

     The Company's development efforts are now focused on key products to supplement the Company's established product range. The developmental product line of particular significance is based on intraoperative radiotherapy using the x-ray source with applicators to treat the inside of a cavity after removal of a tumor. This new type of treatment will greatly enhance the range of commercially approved clinical applications of the PRS. The developments involve engineering efforts and regulatory issues. The objective is to bring this product line to market during the fourth quarter of 1999 and the program is progressing according to plan. In June 1999, the applicators were granted an Investigational Device Exemption ("IDE") by the United States Food and Drug Administration (the "FDA"), allowing the applicators to be used at a number of sites in the United States. Significantly, based on clinical trial data obtained in the United Kingdom, the IDE permits the PRS to be used for investigational purposes at locations outside of the cranium. The Company is currently preparing an application with the FDA to receive 510(k) clearance for the applicators.

     Clinical trials using the x-ray source, with and without applicators, are continuing throughout the world. Treatments of breast and colo-rectal tumors are taking place in the United Kingdom. The recent grant by the FDA of an IDE for the applicators will now enable these trials and those involving other clinical conditions to be extended to U.S. hospitals. Clinical trials at Massachusetts General Hospital and Cleveland Clinic should begin during the third quarter of 1999. Clinical trials using the PRS for treatment of certain skin tumors (basal cell, squamous cell carcinomas and Kaposi's sarcoma) are continuing at New York Medical College. The Company expects to submit a 510(k) application to the FDA for surface treatments during the first quarter of 2000.

     In September 1997, the Company received ISO 9001 registration for operating a quality management system. In May 1998, following a successful assessment by the British Standards Institution, the Company was certified as compliant with Annex II of the European Union Medical Device Directive. The Company may now self-certify and affix the CE Mark to the Company's products, subject to ongoing compliance with the Medical Device Directive. The Company also expects to comply with the current Good Manufacturing Practice standards as required by the FDA.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998

     Revenue. The Company had revenue of $0 in the second three months of 1999, as compared with $0 in the second three months of 1998.

     Research and development expenses. The Company's research and development expenses increased by $34,895 from $1,264,044 in the second three months of 1998 to $1,298,939 in the second three months of 1999. Due to the low level of manufacturing activity in the second quarter of 1999, the Company elected not to absorb all manufacturing cost into inventory. These unabsorbed manufacturing expenses, totaling $527,525, were reclassified as research and development expenses.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $87,825 from $789,970 in the second three months of 1998 to $702,145 in the second three months of 1999. The decrease is primarily attributable to a reduction in the Company's personnel in the second quarter of 1999.

     Interest income. Interest income decreased by $114,018 from $158,303 in the second three months of 1998 to $44,285 in the second three months of 1999. The decrease resulted from the continued expenditure of the proceeds of the Company's initial public offering.


SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998

     Revenue. The Company had revenues of $272,134 in the first six months of 1999, as compared with $0 in the first six months of 1998. The 1999 revenue is primarily the result of a sale of the PRS to Tecnologie Avanzate, Torino, Italy. The PRS400 was subsequently installed at Saint Bortolo Hospital in Vicenza, Italy.

     Research and development expenses. The Company's research and development expenses decreased by $380,092 from $2,617,769 in the first six months of 1998 to $2,237,677 in the first six months of 1999. The primary reason for the decrease in the six months of 1999 was a shift in focus from research and development to a manufacturing and marketing effort for the PRS400.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $591,300 from $1,440,680 in the first six months of 1998 to $2,031,980 in the first six months of 1999. This increase is primarily attributable to (1) the Company's sales and marketing department beginning operation, and (2) costs of approximately $367,500 associated with the resignation of the former Vice-President and Chief Operating Officer of the Company in the first three months of the year.

     Interest income. Interest income decreased by $235,987 from $345,496 in the first six months of 1998 to $109,509 in the first six months of 1999. The decrease resulted from the continued expenditure of the proceeds of the Company's initial public offering.


LIQUIDITY AND CAPITAL RESOURCES

     In February 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. Net proceeds from the offering to the Company were approximately $16,818,854.

     Consolidated working capital was approximately $2.4 million at July 3, 1999, compared with $6.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $0.8 million at July 3, 1999, compared with $3.7 million at January 2, 1999. During the six months ended July 3, 1999, $3.9 million of net cash was used for operating activities.

     The Company used $250,998 of cash in the six months ended July 3, 1999 for fixed assets and leasehold improvements.

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

OTHER MATTERS-YEAR 2000 DISCLOSURE:

  The Company is continuing to address the Year 2000 ("Y2K") problem. The Company has put together a project team and budget to handle the tasks required ensuring that Company is Y2K compliant. The project team is headed by the Company's Information Systems ("IS") department and includes members from all functional departments of the Company. The Company has broken the project into five areas of concern: Internal Information Technology ("IT") systems, internal non-IT systems (embedded processors), Company products, outside significant third parties (suppliers, financial institutions, customers, vendors), and contingency planning.

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

  IT SYSTEMS-90% completed. The Company has spent the last year upgrading its Personal Computers ("PCs") and servers and has only a few PCs left to upgrade. The Company is currently in the final testing phase of the upgrade project of its Enterprise Resource Planning software. The Company anticipates completing that project by the end of September, 1999. The Company has upgraded to compliant versions for most of our desktop applications, with only a few applications left to research.

  NON IT SYSTEMS-60% completed. The Company has identified many embedded processors that are in use around the Company. The Company has not yet performed any investigation regarding the processors' Y2K compliance.

  COMPANY PRODUCTS

  The embedded software in the PRS400 Treatment System is fully Y2K compliant. This was a design requirement established during the development of the software. Additionally, Y2K compliance is formally tested as part of the software validation testing. The Company completed the validation testing in November of 1998.

  The software used to run the Company's Water Phantom System is fully Y2K compliant. The software does not use any dates for calculations or comparisons. It is written in a Y2K compliant version of Labview. It runs on a PC with the Windows 3.1 operating system, which is not Y2K compliant. Currently a project is underway to convert the software to run on Windows 95, which is a Y2K compliant operating system. The Company completed this project at the end of June 1999.

  OUTSIDE THIRD PARTIES

  The Company has identified many of the outside parties that it will survey for Y2K compliance. The Company has completed a first draft plan of how the Company will perform the analysis and survey. The Company has sent to its most critical partners a survey by mail and is following up with them by a phone call or a schedule site visit. The Company expects to complete this process by the end of the third quarter of 1999.

  CONTINGENCY PLANNING

  The Company plans on completing the Y2K risk analysis before creating a contingency plan. Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments, identify, develop and implement corrective action plans believed to be adequate, and develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

  COST OF COMPLIANCE

  To date, costs incurred in connection with the Y2K issue have not been material. The Company does not expect total Y2K remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving Y2K compliance.


PART II:  OTHER INFORMATION

Item 5:  Other Information

Risk factors that may affect future results

  The Company wishes to caution readers that in addition to the important factors described elsewhere in this Report, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's business, financial condition, or operating results. These factors could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

  The Company does not expect to be able to generate sufficient revenue in the near future to continue operations without raising additional capital. If the necessary funds are not available to the Company on acceptable terms, it is likely that the Company will not be able to continue as a going concern. The Company estimates that available cash and cash equivalents, together with revenues from product sales, if any, will allow it to continue operations through December 31, 1999.

THE COMPANY IS AN EARLY STAGE COMPANY AND HAS A LIMITED OPERATING HISTORY

  The Company was incorporated in January of 1989 and has thus had a relatively short operating history. The Company is still in the process of developing and commercializing the PRS, the Company's primary product. The Company may not succeed in completing the development and commercialization of the PRS. The Company has received regulatory approval only from the FDA and clearance from the European Union to market the PRS in the United States and Europe for the treatment of brain tumors, and is still waiting for approval from other countries in which the Company may market the PRS. The Company cannot be sure that any other countries will grant regulatory approval to market the PRS. In addition, the Company has only sold three PRS systems and may not be able to sell any more PRS systems even if the Company receives all necessary regulatory approvals and completes the development and commercialization of the PRS.

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

THE COMPANY HAS A HISTORY OF SIGNIFICANT OPERATING LOSSES AND ANTICIPATES FURTHER SUBSTANTIAL LOSSES

  The Company has experienced significant operating losses in each year since its incorporation, primarily due to the cost of substantial research and development of the PRS. As of July 3, 1999, the Company had an accumulated deficit of approximately $35 million and expects to continue to incur losses until the Company generates revenues to offset the funds spent on commercializing the PRS. The Company's ability to achieve profitable operations will depend, in large part, on whether the Company can successfully develop and commercialize the PRS and/or any other products, and whether the Company can effectively make the transition to a manufacturing and marketing company. It is possible that the PRS will never gain commercial acceptance, and the Company may never generate significant revenues or achieve profitability. For these reasons, the Company believes it will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than the Company's current losses.

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

THE COMPANY IS STILL WAITING FOR CERTAIN REGULATORY CLEARANCES IN ORDER TO MARKET THE PRS IN COUNTRIES OUTSIDE THE U.S. AND EUROPE

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

  In addition, the length of time the Company will need to wait to obtain approval for the sale of the PRS in a foreign country may be longer, and the requirements may be more burdensome or expensive, than that required for FDA approval. The Company will also need to obtain export licenses from the U.S. government in order to export its products to certain countries. The U.S. government may not grant the Company any other export licenses other than those previously granted for clinical trials in Australia and for clinical trials and commercial distribution in Europe and Japan, and the corresponding foreign countries may not grant the Company any import licenses.

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

THE PRS IS SUBJECT TO EXTENSIVE ONGOING GOVERNMENT REGULATION

  The FDA has approved the PRS for commercial use in the U.S. only for the treatment of brain tumors. Because the FDA strictly prohibits the marketing or sale of approved medical devices for unapproved uses, the Company may only market and sell the PRS for the approved use. Any possible additional uses of the PRS may be subject to additional clinical trials and FDA and foreign regulation and approval. In addition, the FDA imposes strict labeling and training requirements and may impose other requirements, any of which could limit the Company's ability to market the PRS.

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

THE COMPANY DEPENDS ON ONE PRODUCT

  The PRS and its related accessories and components are currently the Company's only product. The Company currently expects that the PRS will be the primary source of revenue, if any, for the foreseeable future. All additional potential products using the Company's core technology are in their early stages of development. Any such additional products in development may not be safe or effective, approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, or introduced into the market successfully.

THE COMPANY HAS LIMITED MARKETING EXPERIENCE

  As the Company makes the transition from a company with products in development but no product sales to a manufacturing and marketing company, the Company will require significant additional expenditures, management resources, and time to develop its sales strategy and to make arrangements for the sale or lease of its products through third parties. The Company plans to market and distribute its products primarily through collaborative arrangements with strategic partners with established distribution channels in domestic and international markets. The Company may not be able, however, to make adequate third party arrangements for product marketing and distribution.

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

  The Company holds 13 U.S. patents and 4 U.S. patent applications relating to the PRS. In addition, the Company has filed foreign patent applications in selected foreign countries, which correspond, to certain of the Company's U.S. patents and patent applications. Such applications may not result in issued patents, and the Company cannot be sure that once issued, any issues relating to the validity and scope of the patents will be resolved in the Company's favor. In addition, the Company's current or future patents, trade secrets, or know-how may not protect the Company against competitors with similar technologies or processes. Also, others may infringe any patents issued to the Company and other companies may independently develop proprietary technologies or processes, which are the same as or substantially equivalent to the Company's proprietary technologies or processes.

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

PETER M. NOMIKOS HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE ALL STOCKHOLDER
VOTES

  As of August 6, 1999, Mr. Peter M. Nomikos, Chairman of the Board and Chief Executive Officer of the Company beneficially owned approximately 46% of the issued and outstanding shares of Common Stock, and the Company's principal stockholders and certain affiliates of the Company (including Mr. Nomikos) beneficially owned in the aggregate approximately 55% of the issued and outstanding shares of Common Stock. Certain principal stockholders serve as directors or have representatives who serve as directors of the Company. Due to Mr. Nomikos's ownership of Common Stock coupled with the positions he holds in the Company, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by the stockholders of the Company, including the election of all directors, acquisitions, sales of all or substantially all of the Company's stock or assets, and other extraordinary transactions.

THE COMPANY DEPENDS ON KEY PERSONNEL

  The Company depends on the continued services and performance of its scientific personnel and senior management. If the Company loses any key personnel, it could significantly and adversely impact the Company's research and development efforts or its strategic objectives. In addition, competition among medical device companies for highly skilled scientific and management personnel is increasingly intense. In order to achieve and maintain the commercialization of the PRS, the Company will need to attract and retain additional key personnel, and the Company cannot be sure that it will be able to do so. The Company has no employment agreements with any of its employees, nor has the Company purchased ''key person'' life insurance.

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



                                     PHOTOELECTRON CORPORATION

                                     By:/s/ Euan S. Thomson
                                        --------------------------
                                        Euan S. Thomson
                                        President, Chief Operating Officer


                                     By:/s/ Gerald J. Bojas
                                        --------------------------
                                        Gerald J. Bojas
                                        Chief Financial Officer, Treasurer


Dated:  August 12, 1999