Form 10-Q
period 1999-10-02
PHOTOELECTRON CORP
filed 1999-11-16
CIK 921960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended October 2, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from _______ to _______

                         Commission File number 0-21667

                               ----------------

                           PHOTOELECTRON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Massachusetts                             04-3035323
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

5 Forbes Road, Lexington, Massachusetts                  02421
    (Address of Principal Executive                    (Zip code)
                Offices)

                                 (781) 861-2069
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                               ----------------

   7,762,254 shares of Common Stock, $.01 par value, were outstanding as of November 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED OCTOBER 2, 1999

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
 PART I--  FINANCIAL INFORMATION
 Item 1    Consolidated Financial Statements..............................     1
           Consolidated Balance Sheets at October 2, 1999 and January 2,
            1999..........................................................     1
           Consolidated Statements of Operations for the Three and Nine
            Months Ended October 2, 1999 and October 3, 1998..............     2
           Consolidated Statements of Cash Flow for the Nine Months Ended
            October 2, 1999 and October 3, 1998...........................     3
           Notes to Consolidated Financial Statements.....................     4
 Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................     4
 PART II-- OTHER INFORMATION
 Item 5    Other Information..............................................     9
 Item 6    Exhibits and Reports on Form 8-K...............................    14

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                     October 2,    January 2,
                                                        1999          1999
                                                    ------------  ------------
                                                    (Unaudited)
                      ASSETS
Current Assets:
  Cash and cash equivalents........................ $    594,490  $  3,686,457
  Accounts receivable..............................      179,871       260,000
  Inventories......................................    1,882,018     1,454,706
  Prepaid expenses.................................      258,502       336,287
  Investments Held to Maturity.....................          --      1,993,056
  Other current assets.............................       14,452       115,803
                                                    ------------  ------------
    Total current assets...........................    2,929,333     7,846,309
Property and Equipment
  Computer equipment...............................      960,037       899,085
  Lab and production equipment.....................      974,977       926,352
  Clinical site equipment..........................      858,573       720,798
  Sales demo equipment.............................       88,582        81,167
  Furniture and fixtures...........................      177,883       165,898
  Leasehold improvements...........................      805,886       804,263
                                                    ------------  ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD
 IMPROVEMENT.......................................    3,865,938     3,597,563
                                                    ------------  ------------
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION.....    2,712,027     2,308,683
                                                    ------------  ------------
                                                       1,153,911     1,288,880
                                                    ------------  ------------
    Total assets................................... $  4,083,244  $  9,135,189
                                                    ============  ============
  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
  Accounts payable................................. $    260,231  $    346,363
  Accrued expenses.................................      344,142       357,650
  Accrued payroll and benefits.....................      106,250        55,409
  Accrued warranty expense.........................      240,000       204,000
  Deferred revenue.................................       87,500           --
  Current portion of convertible subordinated
   notes...........................................      747,670       719,100
                                                    ------------  ------------
    Total current liabilities......................    1,785,793     1,682,522
                                                    ------------  ------------
Shareholders' equity
  Preferred stock, $0.01 par value
    Authorized--7,500,000
    Issued and outstanding--none at October 2, 1999
     and January 2, 1999, respectively.............          --            --
  Common stock, $0.01 par value--
    Authorized--15,000,000
    Issued and outstanding--7,754,254 and 7,704,254
     at October 2, 1999 and January 2, 1999,
     respectively..................................       77,542        77,042
  Capital in excess of par value--preferred stock..          --            --
  Capital in excess of par value--common stock.....   38,575,102    38,324,377
  Deferred compensation............................      (29,913)      (29,913)
  Subscription receivable..........................          --         (5,842)
  Deficit accumulated during development stage.....  (36,325,280)  (30,912,997)
                                                    ------------  ------------
    Total shareholders' equity.....................    2,297,451     7,452,667
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $  4,083,244  $  9,135,189
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three Months Ended         Nine Months Ended            Period
                         ------------------------  ------------------------    from Inception
                         October 2,   October 3,   October 2,   October 3,    (January 4, 1989
                            1999         1998         1999         1998      to October 2, 1999)
                         -----------  -----------  -----------  -----------  -------------------
                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenues................ $   262,500  $       --   $   534,634  $       --      $  1,938,008
Cost of Goods Sold......     142,233          --       266,653          --           906,440
                         -----------  -----------  -----------  -----------     ------------
Gross Margin............     120,267          --       267,981          --         1,031,568
                         -----------  -----------  -----------  -----------     ------------
Operating Expenses
  Research and
   Development
   expenses............. $   768,785  $ 1,289,288  $ 3,006,462  $ 3,907,057     $ 26,316,591
  Sales, general and
   administrative
   expenses.............     724,905      794,864    2,756,885    2,235,544       11,793,608
                         -----------  -----------  -----------  -----------     ------------
    Total operating
     expenses...........   1,493,690    2,084,152    5,763,347    6,142,601       38,110,199
                         -----------  -----------  -----------  -----------     ------------
  Operating loss........  (1,373,423)  (2,084,152)  (5,495,366)  (6,142,601)     (37,078,631)
Interest income.........      16,558      123,288      126,067      468,785        1,944,208
Interest expense........     (14,257)     (17,433)     (42,984)     (65,639)      (1,190,857)
                         -----------  -----------  -----------  -----------     ------------
Interest income, net....       2,301      105,855       83,083      403,146          753,351
                         -----------  -----------  -----------  -----------     ------------
Net loss................ $(1,371,122) $(1,978,297) $(5,412,283) $(5,739,455)    $(36,325,280)
                         ===========  ===========  ===========  ===========     ============
Basic and diluted net
 loss per share......... $     (0.18) $     (0.26) $     (0.70) $     (0.77)
                         ===========  ===========  ===========  ===========
Weighted average basic
 and diluted shares.....   7,754,254    7,542,524    7,744,072    7,427,655
                         ===========  ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   Period
                                    Nine Months Ended          from Inception
                             -------------------------------  (January 4, 1989
                             October 2, 1999 October 3, 1998 to October 2, 1999)
                             --------------- --------------- -------------------
                               (Unaudited)     (Unaudited)
Cash flows from operating
 activities:
 Net loss..................    $(5,412,283)    $(5,739,455)     $(36,325,280)
 Adjustments to reconcile
  net loss to net cash used
  in
 Operating activities--
  Depreciation and
  amortization.............        403,344         526,519         2,720,618
 Noncash interest converted
  to subordinated notes....            --           65,633         1,060,558
 Noncash salary converted
  to common stock..........            --              --            250,000
 Noncash research and
  development expense
  converted to subordinated
  notes....................            --              --              9,000
 Noncash compensation
  expense..................            --              --          1,179,815
 Changes in current
  accounts--
 Inventories...............       (427,312)     (1,170,544)       (1,881,748)
 Accounts receivable.......         80,129             --             80,129
 Prepaid expenses..........         77,785          70,203            49,698
 Other current assets......        101,351        (102,597)         (194,241)
 Accounts payable..........        (86,132)          9,599           260,231
 Accrued expenses..........         73,333          64,446           489,444
 Deferred revenue..........         87,500             --             87,500
                               -----------     -----------      ------------
 Net cash used in operating
  activities...............     (5,102,285)     (6,276,196)      (32,214,276)
                               -----------     -----------      ------------
Cash flows from investing
 activities:
 (Purchases) Maturation of
  held to maturity
  investments..............      1,993,056       8,900,715               --
 Purchases of equipment and
  leasehold improvements...       (268,375)       (511,337)       (3,841,092)
 Loan to officer...........            --              --            (80,211)
 Proceeds from sale of
  equipment and leasehold
  improvements.............            --              --              9,845
                               -----------     -----------      ------------
 Net cash (used in)
  provided by investing
  activities...............      1,724,681       8,389,378        (3,911,458)
                               -----------     -----------      ------------
Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock.............        257,067          73,038        18,523,935
 Proceeds from issuance of
  preferred stock..........            --              --         13,385,370
 Proceeds from issuance of
  subordinated convertible
  notes....................            --              --          5,322,000
 Proceeds from issuance of
  warrants.................            --              --            236,453
 Offering expenses.........            --              --           (473,006)
 Payments under capital
  lease obligations........            --              --            (40,735)
 Payments of subordinated
  notes....................         28,570             --           (233,793)
                               -----------     -----------      ------------
 Net cash provided by (used
  in) financing
  activities...............        285,637          73,038        36,720,224
                               -----------     -----------      ------------
Increase (decrease) in cash
 and cash equivalents......     (3,091,967)      2,186,220           594,490
                               -----------     -----------      ------------
Cash and cash equivalents,
 beginning of period.......      3,686,457       2,286,583               --
                               -----------     -----------      ------------
Cash and cash equivalents,
 end of period.............        594,490       4,472,803           594,490
                               ===========     ===========      ============
Noncash financing
 activities:
 Conversion of salary
  expense to common stock..    $               $                $    250,000
                               ===========     ===========      ============
 Conversion of convertible
  subordinated notes to
  common stock.............    $               $   787,647      $  5,278,892
                               ===========     ===========      ============
 Conversion of common stock
  to preferred stock.......    $               $                $  3,846,015
                               ===========     ===========      ============
 Capital lease obligation
  incurred for equipment...    $               $                $     40,383
                               ===========     ===========      ============
 Conversion of preferred
  stock to common stock....    $               $                $     28,923
                               ===========     ===========      ============
 Conversion of convertible
  subordinated notes to
  warrants.................    $               $                $     47,000
                               ===========     ===========      ============

   The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A Development Stage Company)

              Notes to Unaudited Consolidated Financial Statements

   1. Unaudited Results--The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 2, 1999 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

   2. Net Loss per Share--During the third quarter of 1999 and 1998, basic and diluted net loss per share were calculated as follows:

                              Three Months Ended         Nine Months Ended
                            ------------------------  ------------------------
                            October 2,   October 3,   October 2,   October 3,
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
   Basic:
     Net loss.............. $(1,371,122) $(1,978,297) $(5,412,283) $(5,739,455)
     Weighted average
      shares...............   7,754,254    7,542,524    7,744,072    7,427,655
     Basic net loss per
      share................ $     (0.18) $     (0.26) $     (0.70) $     (0.77)
   Diluted:
     Net loss.............. $(1,371,122) $(1,978,297) $(5,412,283) $(5,739,455)
     Weighted average
      shares...............   7,754,254    7,542,524    7,744,072    7,427,655
     Diluted net loss per
      share................ $     (0.18) $     (0.26) $     (0.70) $     (0.77)

   The computation of diluted earnings per share for October 2, 1999 and October 3, 1998 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of October 2, 1999, there were 896,792 of such options outstanding, with exercise prices ranging from $0.40--$9.75 per share with expiration dates ranging from December 11, 1999 to May 10, 2009.

   3. Comprehensive Income--During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. There were no items of other comprehensive income therefore comprehensive income equals net income.

                         PART I: FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to herein in Item 5--Other Information, under the heading "Risk Factors", that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

   The Company is engaged in the development and commercialization of the Photon Radiosurgery System (the "PRS"), a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has received only limited revenue from the sale of its current PRS400 model.

   The Company has experienced significant operating losses since its inception, due primarily to substantial research and development expenditures. As of October 2, 1999, the Company had an accumulated deficit totaling approximately $36.3 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS will ever gain acceptance in the marketplace, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will depend in large part on whether it can successfully commercialize the PRS and make the transition to a manufacturing and marketing company.

   The Company does not expect to be able to generate sufficient revenue in the near future for it to continue operations without raising additional capital or entering into a strategic relationship with another company. The Company expects that its available cash, including under the $2.25 million line of credit described under the heading "Subsequent Event", which PYC Corporation has agreed in principle to provide to the Company, will permit it to continue operations through April 30, 2000. Should the necessary funds or a strategic relationship not be available to the Company on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

   In May 1999, the Company underwent a significant restructuring. There were three key objectives to this restructuring:

     1. A reduction in operating costs;

     2. A re-focusing of development efforts on key products; and

     3. A remodelling of the Company's approach to sales and marketing.

   The reduction in operating costs was achieved primarily by reducing staff numbers by 50% and modifying the Company's approach to sales and marketing. In the second quarter of 1999, the Company laid off approximately twenty-five employees, including substantially all of its sales and marketing staff, and now intends to market and distribute its products through collaborative arrangements with strategic partners that have established distribution channels in domestic and international markets.

   During the third quarter of 1999, the Company established a strategic alliance with Carl Zeiss (Oberkochen, Germany). Carl Zeiss will manage the sales and distribution for a range of the Company's products, including the PRS. In addition, Carl Zeiss will assist in the service and support of the Company's products and participate in co-developments. Simultaneously, the Company joined the Surgical Navigation Network (the "SNN"). The SNN is a consortium of medical equipment industry leaders including, amongst others, Carl Zeiss Inc., Philips, Agfa IMPAX, Aesculap and XLTEK. The member companies use shared, open-standard, image-based software to support their products.

   On September 27, 1999, the Company received permission from the United States Food and Drug Administration (the "FDA") to proceed in marketing the PRS for radiation therapy treatments anywhere in the body. Approved use of the device in the United States was previously limited to the brain, but the FDA's approval of the Company's 510(k) application lifts that restriction. The 510(k) approval also permits the Company to market its new system of applicators that will enable the PRS to be used for intraoperative and intracavity radiation therapy treatments. With the receipt of the 510(k) approval and the strategic alliances with Carl Zeiss and the SNN, the Company will begin to address the global radiation therapy market.

Results of Operations

 Three Months Ended October 2, 1999 and October 3, 1998

   Revenue. The Company had revenue of $262,500 in the third three months of 1999, from the sale of a PRS to the Cleveland Clinic, as compared with $0 in the third three months of 1998.

   Research and development expenses. The Company's research and development expenses decreased by $520,503 from $1,289,288 in the third three months of 1998 to $768,785 in the third three months of 1999. The decrease is the result of the internal restructuring of the Company completed in early May 1999.

   Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $69,959 from $794,864 in the third three months of 1998 to $724,905 in the third three months of 1999. The decrease is primarily attributable to the change in focus of the Company's sale efforts from a direct sales force to the strategic alliance with Carl Zeiss.

   Interest income. Interest income decreased by $106,730 from $123,288 in the third three months of 1998 to $16,558 in the third three months of 1999. The decrease resulted from the Company having to use the entire amount of the proceeds of the Company's initial public offering by the end of the first three months of 1999.

 Nine Months Ended October 2, 1999 and October 3, 1998

   Revenue. The Company had revenues of $534,634 in the first nine months of 1999, as compared with $0 in the first nine months of 1998. The 1999 revenue is primarily the result of one sale of the PRS to Tecnologie Avanzate, Torino, Italy and one sale of the PRS to the Cleveland Clinic, Cleveland, OH.

   Research and development expenses. The Company's research and development expenses decreased by $900,595 from $3,907,057 in the first nine months of 1998 to $3,006,462 in the first nine months of 1999. The primary reason for the decrease in the first nine months of 1999 was the internal restructuring of the Company completed in early May 1999 and a shift in focus from research and development to a manufacturing effort for the PRS.

   Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $521,341 from $2,235,544 in the first nine months of 1998 to $2,756,885 in the first nine months of 1999. This increase is primarily attributable to costs in the amount $470,672 associated with the Company's internal restructuring completed in early May 1999, of which costs of approximately $367,500 are associated with the resignation of the former Vice-President and Chief Operating Officer of the Company in the first three months of the year.

   Interest income. Interest income decreased by $342,718 from $468,785 in the first nine months of 1998 to $126,067 in the first nine months of 1999. The decrease resulted from the Company having to use the entire amount of the proceeds of the Company's initial public offering by the end of the first three months of the 1999.

Liquidity and Capital Resources

   In February 1997, the Company completed an initial public offering of 2,275,000 shares of Common Stock at a price of $8.50 per share. Net proceeds from the offering to the Company were approximately $16,818,854.

   Consolidated working capital was approximately $1.1 million at October 2, 1999, compared with $6.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $0.6 million at October 2, 1999, compared with $3.7 million at January 2, 1999. During the nine months ended October 2, 1999, $5.1 million of net cash was used for operating activities.

   The Company used $268,375 of cash in the nine months ended October 2, 1999 for fixed assets and leasehold improvements.

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

   The Company is in the process of seeking additional debt or equity financing. There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities, dilution to existing shareholders will occur.

Other Matters--Year 2000 Disclosure:

   The Company addressed the Year 2000 ("Y2K") problem by putting together a project team and budget to handle the tasks required to ensure that the Company is Y2K compliant. The project team was headed by the Company's Information Systems ("IS") department and included members from all functional departments of the Company. The Company broke the project into five areas of concern: Internal Information Technology ("IT") systems, internal non-IT systems (embedded processors), Company products, outside significant third parties (suppliers, financial institutions, customers, vendors), and contingency planning.

   The Company devised a six-phase approach to dealing with the five areas of concern mentioned above. The phases were as follows:

     1) Identification--the Company identified each issue it believed it needed to address in accordance with the concerns set forth above.

     2) Detailed Assessment--the Company conducted a detailed assessment of the issues identified so it could document all specific areas it needed to address.

     3) Corrective Action Plans--the Company defined the proper changes, including upgrades, retirements, or new systems.

     4) Testing and Certification--the Company fully tested the proposed changes and certified the results.

     5) Implementation--the Company implemented the proper changes that were tested and certified.

     6) Contingency Planning--the Company planned to define contingencies for all areas of concern.

   The Company defines the phrase--"Y2K compliance" as follows: "That all our business processes have been tested to our satisfaction so we can state that the year 2000 date rollover will not affect our ability to manufacture our products and properly report the financial status of our company". The Company believes it will be Y2K compliant by December 31, 1999.

   IT systems--100% completed. The Company upgraded its Personal Computers ("PCs") and servers. The Company completed the upgrade project for its Enterprise Resource Planning (ERP) software at the end of September 1999. The Company upgraded to compliant versions for most of its desktop applications.

   Non-IT systems--85% completed. The Company identified embedded processors that are in use around the Company. All the processors that the Company investigated to date are Y2K compliant. The Company anticipates completing the analysis of and implementing any necessary changes to its non-IT systems by mid-December, 1999.

Company Products

   The embedded software in the PRS400 Treatment System is fully Y2K compliant, as it was a design requirement established during the development of the software. Additionally, Y2K compliance is formally tested as part of the software validation testing. The Company completed the validation testing in November, 1998.

   The software used to run the Company's Water Phantom System is fully Y2K compliant. The software does not use any dates for calculations or comparisons. It is written in a Y2K compliant version of Labview. It runs on a PC with the Windows 3.1 operating system, which is not Y2K compliant. In June 1999, the Company completed a project to convert the software to run on Windows 95, a Y2K compliant operating system.

Outside Third Parties

   The Company identified and surveyed outside parties for Y2K compliance. The Company completed the process of sending its most critical partners a survey by mail and followed up with them with a phone call or a visit.

Contingency Planning

   The Company did not contemplate a contingency plan as it had intended to do.

   Although the Company dedicated substantial resources towards attaining Y2K readiness, there is no assurance it was successful in its efforts to identify and address all Y2K issues. Even if the Company acted in a timely manner to complete all of its assessments, and identified, developed, and implemented corrective action plans believed to be adequate, it did not develop contingency plans and some problems may not have been identified or corrected in time to prevent material adverse consequences to the Company.

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

The Company has significant capital needs and may not be able to raise additional capital that would enable it to continue as a going concern

   The Company has expended, and will continue to expend, substantial funds on the following:

     - Research and development of the PRS and other potential products;

     - Establishing commercial scale manufacturing in the Company's own facilities or in the facilities of others; and

     - Marketing the PRS and any other products.

   The Company's future capital requirements will depend on a variety of factors, including the following:

     - Market acceptance of the PRS and any of the Company's other products;

     - Expense and results of the Company's continued scientific research and development programs;

     - Time and costs expended in filing, prosecuting, and enforcing patent claims; and

     - Development of competing technologies.

   The Company does not expect to be able to generate sufficient revenue in the near future to continue operations without raising additional capital. If the necessary funds are not available to the Company on acceptable terms, it is likely that the Company will not be able to continue as a going concern. The Company estimates that available cash and cash equivalents, together with revenues from product sales, if any, will allow it to continue operations through April 30, 2000.

The Company is an early stage company and has a limited operating history

   The Company was incorporated in January of 1989 and has thus had a relatively short operating history. The Company is still in the process of developing and commercializing the PRS, the Company's primary product. The Company may not succeed in commercializing the PRS. The Company is still waiting for approval from countries outside the United States and the European Union in which the Company may market the PRS. The Company cannot be sure that any other countries will grant regulatory approval to market the PRS. In addition, the Company has only sold four PRS's and may not be able to sell any more PRS's even if the Company receives all necessary regulatory approvals and completes the development and commercialization of the PRS.

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

The Company has a history of significant operating losses and anticipates further substantial losses

   The Company has experienced significant operating losses in each year since its incorporation, primarily due to the cost of substantial research and development of the PRS. As of October 2, 1999, the Company had an accumulated deficit of approximately $36.3 million and expects to continue to incur losses until the Company generates revenues to offset the funds spent on commercializing the PRS. The Company's ability to achieve profitable operations will depend, in large part, on whether the Company can successfully develop and commercialize the PRS and/or any other products, and whether the Company can effectively make the transition to a manufacturing and marketing company. It is possible that the PRS will never gain commercial acceptance, and the Company may never generate significant revenues or achieve profitability. For these reasons, the Company believes it will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than the Company's current losses.

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

   In addition, the length of time the Company will need to wait to obtain approval for the sale of the PRS in a foreign country may be longer, and the requirements may be more burdensome or expensive, than that required for FDA approval. The Company will also need to obtain export licenses from the U.S. government in order to export its products to certain countries. The U.S. government may not grant the Company any other export licenses other than those previously granted for the commercial distribution of the PRS in Europe and Japan, and the corresponding foreign countries may not grant the Company any import licenses.

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

The PRS is subject to extensive ongoing government regulation

   The FDA has approved the PRS for commercial use in the U.S. for the treatment of tumors. Because the FDA strictly prohibits the marketing or sale of approved medical devices for unapproved uses, the Company may only market and sell the PRS for the approved use. Any possible additional uses of the PRS may be subject to additional clinical trials and FDA and foreign regulation and approval. In addition, the FDA imposes strict labeling and training requirements and may impose other requirements, any of which could limit the Company's ability to market the PRS.

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

   In addition, manufacturers of medical devices are subject to strict federal regulations regarding quality of manufacturing, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. Such regulations impose certain requirements on, among other things, the design, testing, production, control, and documentation of products. The Company may not be able to maintain compliance with cGMP standards or with ISO Standards. In addition, the Company may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers the Company does retain might not be able to meet all relevant regulatory requirements. Any problems with the Company's ability to meet regulatory standards could prevent the Company from marketing the PRS.

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

Peter M. Nomikos has the ability to significantly influence all stockholder votes

   As of November 9, 1999, Mr. Peter M. Nomikos, Chairman of the Board and Chief Executive Officer of the Company beneficially owned approximately 45% of the shares of Common Stock of the Company. If PYC Corporation, of which Mr. Nomikos is the beneficial owner, were to receive the maximum number of warrants to which it could be entitled under the line of credit described below, Mr. Nomikos would beneficially own approximately 48% of the shares of Common Stock of the Company. As of November 9, 1999, the Company's principal stockholders and certain affiliates of the Company (including Mr. Nomikos) beneficially owned in the aggregate approximately 54% of the shares of Common Stock. If PYC Corporation were to receive the maximum number of warrants to which it could be entitled under the line of credit described below, the Company's principal stockholders and certain affiliates of the Company (including Mr. Nomikos) would beneficially own approximately 57% of the shares of Common Stock of the Company. Certain principal stockholders serve as directors or have representatives who serve as directors of the Company. Due to Mr. Nomikos's ownership of Common Stock coupled with the positions he holds in the Company, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by the stockholders of the Company, including the election of all directors, acquisitions, sales of all or substantially all of the Company's stock or assets, and other extraordinary transactions.

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

Product liability risks

   The Company will be exposed to the risk of medical product liability claims if any of its products causes harm or injury. The Company might not have sufficient resources to satisfy any liability resulting from such claims. The level or scope of the Company's liability insurance with respect to the PRS may not be sufficient to cover potential claims. In addition, medical product liability insurance may not continue to be available at an acceptable cost, if at all. As a result, a medical product liability claim could cause the Company significant financial harm.

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

 Subsequent Event

   On November 10, 1999, the Company entered into an agreement in principle with PYC Corporation ("PYC"), a corporation controlled and beneficially owned by Peter Nomikos, the Company's Chief Executive Officer and largest stockholder. The agreement in principle, which is subject to the execution of definitive documents, contemplates that PYC will establish a $2,250,000 line of credit (the "Line of Credit") for the Company payable at the earlier of six months from the date of the commencement of the Line of Credit, or the consummation by the Company of a financing of not less than $5,000,000. The Company will be permitted to draw upon the Line of Credit at a maximum rate of $400,000 per month from November 1999 through May 2000. Any amounts drawn by the Company under the Line of Credit will bear interest at an 8% annual rate. PYC has the option to convert any amounts owed to it by the Company under the Line of Credit into shares of Common Stock of the Company at a price per share equal to the market price of the Common Stock at the time of the conversion. In addition, PYC will receive a warrant for the purchase of one share of Common Stock for each $5.00 drawn under the Line of Credit. The warrants will be exercisable for 5 years from the date of issuance at a price equal to the market price of the Common Stock at the time of the issuance of the warrants.

Item 6: Exhibits and Reports on Form 8-K.

   (a) Exhibits

   Copies of the following Exhibits are furnished with this report.

   No. Description
   --- -----------
   27  Financial Data Schedule.

   (b) Reports on Form 8-K

   The Company filed one report on Form 8-K during the quarter for which this report is filed. The 8-K was filed on August 24, 1999 in connection with the Company's announcement that it had entered into a strategic alliance with Carl Zeiss.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          PHOTOELECTRON CORPORATION

                                                    /s/ Euan S. Thomson
                                          By: _________________________________
                                                      Euan S. Thomson
                                            President, Chief Operating Officer

                                                    /s/ Gerald J. Bojas
                                          By: _________________________________
                                                      Gerald J. Bojas
                                            Chief Financial Officer, Treasurer

Dated: November 16, 1999