Form 10-K
period 2000-01-01
PHOTOELECTRON CORP
filed 2000-03-31
CIK 921960

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the fiscal year ended January 1, 2000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class        Name of Each Exchange on Which Registered
      -------------------        -----------------------------------------
   Common Stock, $.01 Par Value           American Stock Exchange

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 16, 2000, there were 7,843,454 outstanding shares of common stock. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant on that date, based on the last sale price for such stock on that date as reported by the American Stock Exchange, was $24,224,650.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company on May 17, 2000 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PHOTOELECTRON CORPORATION

                        1999 ANNUAL REPORT ON FORM 10-K

 Item                                                                                           Page
Number                                                                                         Number
------                                                                                         ------
                                                PART I
1.      Business..............................................................................    3

2.      Properties............................................................................   17

3.      Legal Proceedings.....................................................................   17

4.      Submission of Matters to a Vote of Security Holders...................................   17

                                               PART II
5.      Market for Registrant's Common Equity and Related Stockholder Matters.................   18

6.      Selected Financial Data...............................................................   19

7.      Management's Discussion and Analysis of Financial Condition and Results of Operation..   19

8.      Financial Statements and Supplementary Data...........................................   23

9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..   23

                                               PART III
10.     Directors and Executive Officers of the Registrant....................................   23

11.     Executive Compensation................................................................   23

12.     Security Ownership of Certain Beneficial Owners and Management........................   23

13.     Certain Relationships and Related Transactions........................................   23

                                               PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   24

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

  Certain statements contained in this report, including, without limitation, statements containing the words "expects," "anticipates," "believes," and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including, without limitation, those referred to in this Report, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

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

Overview

  The Company was founded in 1989 and soon after focused its development efforts on miniature x-ray technology. From this technology, the Company developed its PRS(TM) system. The Company's latest commercial version of the PRS system is the PRS400(TM) system. The key component of the PRS system is a miniature x-ray source, designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The PRS system is protected by thirteen U.S. patents, with an additional nine patents pending. During 1999, the PRS400 system was integrated into new treatment systems designed to address an expanding range of clinical applications. These new products, known as the ACCUBEAM(TM) system and the INTRABEAM(TM) system, have been developed in collaboration with Carl Zeiss Oberkochen ("Carl Zeiss"), the Company's strategic partner.

  In August 1999, the Company entered into a strategic alliance with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS system throughout the world (except for Japan where Toshiba Medical Systems is the Company's distributor of the PRS system) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS system in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

  In November 1999, the Company announced the launch of two products jointly developed with Carl Zeiss: (i) the ACCUBEAM system, a device for the treatment of brain tumors that combines the Company's miniature x-ray source with Carl Zeiss's stereotactic guided, motorized MKM(TM) surgical microscope system; and
(ii) the INTRABEAM system, a multi-purpose system for intraoperative radiotherapy that combines the Company's miniature x-ray source with an articulated support stand from Carl Zeiss.

  In addition to establishing its strategic alliance with Carl Zeiss, the Company joined the Surgical Navigation Network ("SNN"), a consortium of medical equipment companies that has established a shared, open-standard, image-based software system to support their products. By participating in the SNN consortium and utilizing its software system, the Company can integrate its miniature x-ray source with the products of other SNN members, including Philips, Agfa IMPAX, Aesculap and XLTEK. In addition, the SNN participants agree to promote each other's products on a non-exclusive basis, thus enhancing the Company's commercial visibility. The software used by SNN is written and supported by Software Navigation Specialists ("SNS"). SNS is currently working to integrate the Company's technology into the software platform shared by the other SNN member companies.

  The primary focus of the Company's initial clinical development was the treatment of solid brain tumors using stereotactic guidance systems. Surgeons at the Massachusetts General Hospital (the "MGH") gave assistance and advice on clinical applications, and the first patient was treated at the MGH in 1992. From 1992 to 1998, approximately 300 patients were successfully treated at hospitals in the United States, Europe and Japan. In 1998, the United States Food and Drug Administration (the "FDA") approved the Company's application for market clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act") for intracranial treatment of tumors, and in 1999, the Company received Section 510(k) market clearance to use the PRS400 system for the treatment of tumors anywhere in the body. The British Standards Institute has issued certification necessary to affix the CE marks to the PRS400 system, which permits it to be distributed in the European Union. In Japan, the clinical trial phase necessary for government approval has been completed under the guidance of Toshiba Medical Systems and the Company anticipates receiving full approval to market the PRS400 system in fiscal 2000.

  After completing the development of the PRS400 system, the Company's focus turned toward the development of tools and mechanisms to expand the established range of clinical applications. Treatments to date have included brain, breast, colo-rectal, skin and gynecological tumors. More recently, the Company, together with Carl Zeiss, has developed the ACCUBEAM system for intraoperative radiotherapy in the brain, head and neck, and spine, and the INTRABEAM system for intraoperative radiotherapy in other body sites. Both the ACCUBEAM and INTRABEAM systems incorporate the Company's miniature x-ray technology. The Company has also begun to explore applications of the technology to treat non-malignant diseases, including the treatment of ophthalmic diseases such as Age-Related Macular Degeneration.

  In 1999, the Company completed its development program of a range of applicators designed to ensure a uniform radiation dose when the miniature x-ray source is used inside a tumor cavity after surgical resection of a tumor. In September 1999, the Company received clearance under Section 510(k) of the FDC Act for use of these applicators.

  In November 1999, the Company entered into a loan agreement with PYC Corporation, a Liberian corporation controlled and beneficially owned by Peter
M. Nomikos, the Company's Chairman and Chief Executive Officer. Under the agreement, PYC Corporation established a $2.25 million line of credit to be used by the Company for working capital purposes. Any amounts drawn under the line of credit accrue interest at a rate equal to 8% per year. In addition, the Company agreed to issue to PYC Corporation warrants to purchase one share of the Company's Common Stock for each $5.00 drawn by the Company under the line of credit. As of March 27, 2000, the Company had drawn down $2.0 million under the line of credit and had issued to PYC Corporation warrants for the purchase of 400,000 shares of the Company's Common Stock. The warrants were issued to PYC Corporation in ten equal installments with an average exercise price of approximately $3.24 per share.

Products

 Photon Radiosurgery System

  The first application of the Company's miniature x-ray source was the treatment of brain tumors using radiosurgery. For this application, the miniature x-ray source was attached to a "stereotactic frame,' a form of guidance system commonly used by neurosurgeons. The system for delivery of these stereotactically-guided radiosurgical treatments of brain tumors is the PRS system, which enables the tip of the miniature x-ray source to be accurately inserted into the center of brain tumors to destroy the tumors from the inside. Since its development for the PRS system, the miniature x-ray source has also been used to deliver focused radiation therapy at body sites other than the brain. In 1999, the FDA granted Section 510(k) market clearance for the latest version of the PRS system, the PRS400, to be used for the treatment of tumors anywhere in the body. The PRS400 also forms the key element of the Company's new products, the ACCUBEAM and INTRABEAM systems.

  A complete PRS400 system consists of (i) equipment for clinical use in treating patients, principally consisting of the miniature x-ray source, its electronic control box and a standard computer-based treatment system; (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment and (iii) custom equipment for use in the laboratory to calibrate the output of the probe. The core system is also sold with various accessories, such as applicators, to irradiate, for example, body cavities or surfaces, and fixturing devices to support the x-ray probe during patient treatment.

 THE ACCUBEAM and INTRABEAM SYSTEMS

  The Company has developed the ACCUBEAM system in conjunction with Carl Zeiss. The ACCUBEAM system was introduced at the Congress of Neurological Surgeons meeting in October 1999 and the Company believes that it represents a new concept in the treatment of brain tumors. In the ACCUBEAM system, the Company's miniature x-ray source is integrated with Carl Zeiss's robotic, MKM microscope system. The MKM microscope system enables neurosurgeons to use medical images displayed on a computer to guide removal of a brain tumor. Integration with the Company's x-ray source allows image-guided removal of a brain tumor to be accompanied by precisely directed and controlled irradiation of the tumor bed (the region surrounding a tumor). The goal is that the combination of precision surgery with precision intraoperative radiotherapy will reduce the likelihood of the tumor re-growing. The Company believes that the combined system is the first ever integrated x-ray and surgical guidance system for the treatment of brain tumors.

  The Company has also developed the INTRABEAM system in conjunction with Carl Zeiss. The INTRABEAM system was launched at the American Society for Therapeutic Radiology and Oncology meeting in October 1999. The INTRABEAM system is a multi-purpose system for intraoperative radiotherapy for the treatment of many types of cancer. It consists of the Company's x-ray source mounted on an articulated support stand from Carl Zeiss. For most treatments, the point source of x-rays is enclosed in a treatment applicator, which is placed inside a tumor cavity after surgical removal of the tumor, a concept known as intraoperative radiotherapy. The combination of x-ray source and applicators was first tested at the Middlesex Hospital in London, where they were used to treat breast and rectal cancers. The INTRABEAM system incorporates the treatment applicators which the FDA recently approved for sale in the United States.

  The PRS, ACCUBEAM and INTRABEAM systems can deliver a range of radiation treatments that can be categorized as follows:

  . Interstitial Treatments. Interstitial treatments are where the x-ray source is inserted directly into a tumor. Examples include the brain tumor treatments for which the x-ray source system was first designed, and image guided radiotherapy of small breast tumors. The x-ray source has also been used to treat other solid tumor targets, including gynecological tumors. Treatment programs for the liver, kidney and irresectable tumors of the pancreas are currently under development.

  . Intraoperative Radiotherapy and Intracavity Radiotherapy
    Treatments. Intraoperative treatments are where the x-ray source is inserted into a tumor bed after removal of a tumor. Generally, these treatments make use of the Company's range of applicators to fill out the cavity and conform the target tissue to the radiation dose pattern. Examples include the breast, after lumpectomy, and the brain and colo-rectal tumors after tumor resection. Intracavity treatments are those where the x-ray source is inserted into a body cavity and include gynecological treatments.

  . Surface Radiotherapy. The Company has a range of applicators (currently for investigational purposes only), designed to confine radiation treatments to the surface of adjacent tissue. These were originally designed for treatment of skin disorders, but have since been proposed for intraoperative use where localized irradiation of small targets is thought to be beneficial.

  . Special Treatments. The Company's miniature x-ray source's geometry lends itself to certain special treatments. One application currently under investigation is the treatment of macular degeneration. A dedicated micro-collimation device (not available commercially) has been developed which, when placed on the miniature x-ray source, produces a forward projecting radiation beam of between 0.8 and 3 millimeters in diameter.

 Other Potential Product Applications

  In 1998, the Company initiated animal studies in collaboration with physicians at Johns Hopkins University School of Medicine in Baltimore, Maryland to characterize treatment of kidney and liver tumors and to test specialized accessory positioning equipment designed for use with the miniature x-ray system. These pre-clinical studies were completed in 1999 and the Company believes the results were encouraging. The Company intends to promote future development of clinical systems for this application at one or more of the Company's established treatment centers. During 1999, the Company initiated animal studies in collaboration with physicians at the Massachusetts Eye and Ear Hospital in Boston, Massachusetts to characterize the use of its miniature x-ray system for the treatment of Age-Related Macular Degeneration. The Company intends to continue to support pre-clinical and clinical activity in this area.

  The Company prioritizes the types of tumor applications it explores based on several factors. Such factors include, among other things, potential market size, physician interest in trials and available corporate resources. Periodically, the Company reviews existing applications being pursued as well as alternative applications. There can be no assurance that the applications selected for study will lead to successful commercial applications of the x-ray system.

Medical Advisory Board

  The Company's Medical Advisory Board consults with the Company's Board of Directors and senior management from time to time as requested by the Company's Board of Directors and as the schedules of the members of the Medical Advisory Board permit. These consultations provide general advice to the Company on its business and products, including the PRS system. The members of the Medical Advisory Board are employed on a full-time basis by employers other than the Company. In addition, the members have commitments to, or consulting, advisory or other contractual relationships with other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest.

  The following individuals currently serve as members of the Medical Advisory
Board:

                 Name                                  Position
                 ----                                  --------
 Nicholas T. Zervas, M.D. (Chairman).. Distinguished Higgins Professor of
                                       Neurosurgery, Harvard Medical School,
                                       Boston, Massachusetts

 Michael Baum, ChM. FRCS.............. Professor of Surgery, The Institute of
                                       Surgical Studies, University College,
                                       London Medical School, London, England

 Basil S. Hilaris, M.D., FACR......... Professor and Chairman of the Department
                                       of Radiation Medicine, Our Lady of Mercy
                                       Medical Center, New York Medical
                                       College, New York, New York

 Christoph B. Ostertag, M.D........... Professor and Director of Department of
                                       Stereotactic Neurosurgery, Neurosurgical
                                       University Clinic, Albert-Ludwigs
                                       University, Freiburg, Germany

 Kintomo Takakura, M.D., Ph.D......... Director of Neurosurgical Institute,
                                       President and Professor of Neurosurgery,
                                       Tokyo Women's Medical College, Tokyo,
                                       Japan

 Jay S. Loeffler, M.D. ............... Director of Northeast Proton Therapy
                                       Center, Massachusetts General Hospital,
                                       Boston, Massachusetts

  The Company grants to each member of the Medical Advisory Board, with the exception of Dr. Zervas, options to purchase 1,000 shares of the Company's Common Stock for each full year that such member serves on the Medical Advisory Board. The exercise price per share for options granted to Medical Advisory Board members is the lesser of the fair market value of such share on August 1 and the subsequent July 31, or if the member joins after August 1, the lesser of the fair market value of such share on the date the member joins and the subsequent July 31. The Company is paying Dr. Zervas, the current Chairman of the Medical Advisory Board, a stipend of $10,000 for each year that he serves on the Medical Advisory Board. Each member also receives a fee of $1,000 per regular or special Medical Advisory Board meeting attended in person (together with reimbursement of reasonable travel expenses), and a fee of $500 per each such Medical Advisory Board meeting participated in by means of conference telephone arrangements.

Marketing and Sales

  During 1999, the Company developed and implemented a new strategy for sales and marketing. In May 1999, the Company downsized its sales force as part of a general restructuring. In August 1999, the Company signed a distribution and product development agreement with Carl Zeiss. Carl Zeiss now manages the sales and distribution of a range of the Company's products, including the PRS, ACCUBEAM and INTRABEAM systems. In addition to sales and distribution, Carl Zeiss will also assist with service and support of the Company's products, and participate in co-developments. The agreement is a worldwide arrangement, with the exception of Japan where the Company has an arrangement with Toshiba Medical Systems. Carl Zeiss is an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and its products include state-of-the-art image-guided surgery equipment. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field. A large proportion of the Carl Zeiss sales force received the training needed to sell the Company's products and new sales and marketing materials were prepared reflecting the involvement of Carl Zeiss. The Company's products were represented by Carl Zeiss at a number of major trade shows, including the Congress of Neurological Surgeons' meeting in Boston in November 1999.

  In December 1999, the Company appointed Charles Vecoli as Vice President of Marketing. Mr. Vecoli joined the Company in August 1999 as Product Manager. Mr. Vecoli was previously employed by Radionics Inc., where he had served as Product Manager of the radiation therapy product line. One of Mr. Vecoli's primary tasks is to assist with the interface between the Company and Carl Zeiss.

  The Company intends to identify other distribution partners as the range of its products and clinical applications develop.

Clinical Trials

  Having obtained Section 510(k) market clearance from the FDA to market its miniature x-ray source for use anywhere in the body, the Company has focused its attention on the development of the tools and technology to expand the range of accepted clinical applications. In general, these are technical developments rather than clinical trials. There are, however, certain clinical trials on-going using the technology that could markedly expand the range of accepted uses of the system.

  . Breast Cancer: Over recent years, the Company's intraoperative radiotherapy product line has been used to provide an intraoperative radiation boost dose, following lumpectomy. One further development of this approach is being pioneered at the Middlesex Hospital (London, UK) where Professor Michael Baum has initiated a clinical trial to evaluate whether the INTRABEAM system can be used as the only radiation treatment for breast cancer. If positive results are obtained, this study could significantly change the established approach to treatment which uses a fractionated course of radiation treatment spread over several weeks. The time taken to complete this trial will depend on the rate of patient accrual but will certainly take several years to assess. Several U.S. hospitals have also expressed an interest in participating in similar trials.

  . Macular Degeneration: In 1999, the Company began funding pre-clinical studies at the Massachusetts Eye and Ear Hospital (Boston, MA) to evaluate the potential for its miniature x-ray source to be used in the treatment of Age-Related Macular Degeneration. These pre-clinical studies are expected to be completed during 2000, at which time patient treatments may begin.

Patents and Proprietary Rights

  A U.S. patent directed to the base the PRS400 system technology was issued to the Company in October 1992. Two patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering. From 1994 through 1996, three U.S. patents directed to use of the PRS system to treat brain tumors were issued to the Company. A U.S. patent, directed to a flexible probe PRS system for endoscopic purposes, was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS system. One U.S. patent issued in 1996, one U.S. patent issued in 1997, and one pending U.S. patent application are directed to use of the PRS system to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. The Company was issued two other patents in 1997 relating to accessory equipment, including the Company's CCD microdensitometer. The Company has three additional patents and nine additonal pending U.S. patent applications, and has foreign patent applications in selected foreign countries which correspond to certain of its U.S. patent applications. As of January 1, 2000, two patents corresponding to the Company's initial U.S. patents have been issued in Australia, Canada and Russia and two patents directed to the treatment of brain tumors have been issued in Japan. The Company has thirty-five other foreign applications currently pending.

Manufacturing

  The Company intends to continue its practice of sub-contracting the fabrication of most of its electrical and mechanical components while maintaining in- house responsibility for unit assembly and for manufacture of certain proprietary components. The Company believes that this strategy can serve to reduce administrative costs, facilitate supplier partnerships, and reduce inventory requirements. In general, the Company's procurement strategy is to keep the number of its suppliers to a minimum while identifying as many multiple sources as possible. Due to the Company's current limited supply needs the Company acquires certain supplies, over time, from the same vendors. While the Company intends to negotiate supply contracts, where appropriate, with certain of its key suppliers, the Company currently procures its supplies through open purchase orders. There can be no assurance that the Company's vendors will continue to provide such supplies on terms acceptable to the Company, if at all. In addition, the Company has sole-source suppliers for some of the PRS400 system parts. If the sole-source suppliers are unwilling or unable to provide such parts to the Company, it could have a material adverse affect on the ability of the Company to manufacture its products.

  The Company intends to implement the necessary operational systems to support the successful commercial production of the PRS, ACCUBEAM and INTRABEAM systems and any other products. Specifically, the Company intends to continue to pursue full functional compliance with ISO 9001, EN46001, and the FDA's current Good Manufacturing Practices ("cGMP") standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance. The Company engaged British Standards Institution ("BSI"), a registered Notified Body, to certify its compliance with BS EN ISO9001:1994 (ISO9001) standards for a quality management system. BSI issued to the Company a Certificate of Registration signifying compliance with the requirements of BS EN ISO9001:1994 on September 22, 1997. Subsequently, the Company engaged BSI to assess its compliance to Annex II Section 3 of the Medical Device Directive (93/42/EEC), the applicable regulations pertaining to the design manufacture and other aspects of medical devices intended to be distributed in the European Community. On May 13, 1998, BSI issued an EC-Certificate to the Company signifying its compliance with requirements stipulated in Annex II
Section 3 of the Medical Device Directive.

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

  In order to achieve successful commercialization, the PRS, ACCUBEAM and INTRABEAM systems will need to compete with established radiation therapy devices such as Linear Accelerators and the Gamma Knife(TM). In addition the Company will need to compete with lesser known radiation therapies such as proton beam treatment and brachytherapy. The Company is also aware of various other cancer tumor treatment methods currently under development. Any of these other treatment methods, if successfully developed, could have a different approach or means of accomplishing the intended purposes of the Company's product. As a result, one of these methods may render the Company's technology non-competitive. While the Company believes that the PRS, ACCUBEAM and INTRABEAM systems offer certain therapeutic, operational, and economic advantages over the cancer treatment methods likely to compete with them, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

  The Company believes that its ability to compete in the marketplace will depend on its technological advantages and the strength of its patent position, its ability to complete clinical trials and to obtain regulatory approvals for its products in a timely fashion, its success in developing and maintaining collaborative relationships, its transition to commercial manufacturing and marketing and its ability to achieve and maintain a superior cost structure relative to other competitive treatments.

Government Regulation

 U.S.

  The PRS, ACCUBEAM and INTRABEAM systems are subject to regulation in the United States by the FDA. Manufacturers of medical devices must comply with applicable provisions of the FDC Act, the Safe Medical Devices Act of 1990 (the "SMDA"), the Modernization Act of 1997, and certain associated regulations governing the safety, effectiveness, design, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information after initiating distribution. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS system, can be marketed. The Company intends to continue to pursue a strategy intended to result in marketing clearance of as many products and components as possible as quickly as possible in order to maximize flexibility in marketing.

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

  On February 9, 1998 the Company filed a Section 510(k) pre-market notification with respect to the current model containing the Company's core technology, the PRS400 system, for the treatment of intracranial tumors. On July 27, 1998, the FDA granted Section 510(k) marketing clearance for the PRS system for use in the irradiation of intracranial tumors. In September 1999, the FDA granted Section 510(k) marketing clearance for the PRS system for radiation treatments, without restriction to particular body sites, and also received clearance to utilize a range of applicators for use with the PRS system in intraoperative radiotherapy. The Company believes that the Section 510(k) market clearance for the PRS system can also be applied to the Company's new products, the ACCUBEAM and INTRABEAM systems.

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

  Even with key regulatory clearances and approvals obtained, such clearances or approvals may be withdrawn or limited for non-compliance with regulatory standards or the occurrence of unforeseen problems following the initial clearance or approval (either of which could result in restrictions, including withdrawal of the product from the market or sanctions or fines being imposed on the Company).

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

  The transition period for the Medical Device Directive ended in June 1998 after the expiration of a five year transition period. Currently, all new medical devices to be marketed in any European Union country must first obtain a CE Mark. Obtaining a CE Mark with respect to a particular medical device requires the accumulation of information that is similar in certain respects to that which is submitted to the FDA in connection with a Section 510(k) notification. In order for the Company to sell its products in Europe, it must comply with EC Medical Device Directives relating to manufacturing, quality assurance and documentation under the BS EN ISO 9001:1994 series standards and relating to the design, manufacture, quality control, safety and performance of the particular device.

  In order to have the capacity to examine a large number of new products, the National Competent Authorities have mandated "Notified Bodies" (non-governmental organizations) to act as their agents and qualify manufacturers equipment in accordance with EC standards. The Company is thereby able to affix the CE Mark to its PRS products, including the ACCUBEAM and INTRABEAM systems, and to freely distribute them within the European Community and cooperating countries.

  Sales of medical devices within other jurisdictions outside the U.S. and Europe are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements for obtaining such approvals may also be different.

Third Party Reimbursement

  The Company's ability to generate revenues from the marketing of the PRS, ACCUBEAM and INTRABEAM systems will depend in large part upon whether they qualify for reimbursement from third party payors. Such third party payors include, among other sources, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. As a general matter, each third party payor has developed independent criteria for determining whether a particular device or treatment modality should be reimbursable and the Company cannot predict whether or to what extent the PRS, ACCUBEAM and INTRABEAM systems will gain acceptance for reimbursement with any third party payors. The Company believes, however, that the reduced capital and operation costs of these systems, when compared to competing modalities together with the expected lower hospitalization costs, will encourage third party payors to provide reimbursement for PRS400-based procedures.

  In addition, many third party payors in the U.S., including the federal Medicare program and many state Medicaid programs, have shifted or are planning to shift to partially or fully capitated systems. Under such systems, providers receive either a fixed payment amount per diagnosis or general treatment approach regardless of the specific treatment modality, or a fixed payment amount to provide for all the care needs of a patient over time regardless of illness. To the extent that the PRS, ACCUBEAM and INTRABEAM systems are comparatively more cost effective than existing treatment modalities, providers subject to partial or fully capitated systems will have an incentive to utilize them. The Company will provide ongoing assistance for all customers through a user's group information base and the general exchange of coding, cost and general reimbursement information.

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

Employees

  As of January 1, 2000, the Company had 26 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

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

The Company has significant capital needs and may not be able to raise additional capital that would enable it to continue as a going concern.

  The Company has expended, and will continue to expend, substantial funds on the following:

  . Research and development of the PRS, ACCUBEAM and INTRABEAM systems and other potential products;

  . Establishing commercial scale manufacturing in the Company's own facilities or in the facilities of others; and

  . Marketing the PRS, ACCUBEAM and INTRABEAM systems and other products.

  The Company's future capital requirements will depend on a variety of factors, including the following:

  . Time and costs involved in obtaining further regulatory approvals;

  . Market acceptance of the PRS, ACCUBEAM and INTRABEAM systems and any of the Company's other products;

  . Expense and results of the Company's continued scientific research and development programs;

  . Time and costs expended in filing, prosecuting, and enforcing patent claims; and

  . Development of competing technologies.

  The Company does not expect to be able to generate sufficient revenue in the near future to continue operations without raising additional capital. If the necessary funds are not available to the Company on acceptable terms, it is likely that the Company will not be able to continue as a going concern. The Company estimates that available cash and cash equivalents, together with revenues from product sales, if any, will allow it to continue operations through April 2000.

The Company is an early stage company and has a limited operating history.

  The Company was incorporated in January of 1989 and has thus had a relatively short operating history. The Company is still in the process of commercializing treatment systems based on the PRS400 system, the Company's core technology. The Company may not succeed in completing commercialization of its product range. The Company has received regulatory approval from the FDA and clearance from the European Union to market the PRS system in the United States and Europe, respectively. The Company believes that these approvals can be extended to the ACCUBEAM and INTRABEAM systems. However, the Company's assessment of the scope of these approvals are subject to the review of the FDA and the European Union. In addition, the Company is still waiting for approval from other countries in which the Company may market the PRS, ACCUBEAM and INTRABEAM systems. The Company cannot be sure that any other countries will grant it regulatory approval to market the PRS, ACCUBEAM and INTRABEAM systems. In addition, the Company has only sold 7 PRS systems and may not be able to sell any more PRS systems even if the Company receives all necessary regulatory approvals and completes the commercialization of the PRS, ACCUBEAM and INTRABEAM systems.

The Company may not be reimbursed by third party payors.

  The Company's ability to be reimbursed for the cost of its products and related treatments from third party payors will have a significant impact on the Company's ability to commercialize its products. Such third party payors include, among others, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. There is no uniform policy on reimbursement among third party payors, and the PRS, ACCUBEAM and INTRABEAM systems or any of the Company's other products may not qualify for reimbursement. In addition, foreign countries have their own health care reimbursement systems, and the Company may not qualify for reimbursement from such foreign third party payors.

  In addition, the continuing efforts of many third party payors to reduce the costs of health care by decreasing reimbursement rates, or limiting or prohibiting reimbursement for certain services or devices, may have an adverse effect on the Company's revenues. Furthermore, legislative proposals to reform government health care insurance programs, including the Medicare and Medicaid programs, could have a significant impact on the purchase of health care services and products and could result in lower prices and reduced demand for the Company's products. The Company is unable to predict whether such proposals will be enacted or whether other health care legislation or regulation affecting the Company's business may be proposed in the future.

The Company has a history of significant operating losses and anticipates further substantial losses.

  The Company has experienced significant operating losses in each year since its incorporation, primarily due to the cost of substantial research and development of the PRS system. As of January 1, 2000, the Company had an accumulated deficit of approximately $38.5 million and expects to continue to incur losses until the Company generates revenues to offset the funds spent on commercializing the PRS system. The Company's ability to achieve profitable operations will depend, in large part, on whether the Company can successfully commercialize the PRS, ACCUBEAM and INTRABEAM systems and/or any other products, and whether the Company can effectively make the transition to a manufacturing and marketing company. It is possible that the

PRS, ACCUBEAM and INTRABEAM systems will never gain commercial acceptance, and the Company may never generate significant revenues or achieve profitability. For these reasons, the Company believes it will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than the Company's current losses.

The Company is still waiting for certain regulatory clearances in order to market the PRS.

  The PRS, ACCUBEAM and INTRABEAM systems have not been approved for commercial use in countries outside the U.S. and Europe, including Japan. The PRS, ACCUBEAM and INTRABEAM systems are subject to extensive regulation in the U.S. by the FDA and, in many instances, by comparable agencies in foreign countries where the Company plans on manufacturing and/or distributing the PRS, ACCUBEAM and INTRABEAM systems. Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The PRS, ACCUBEAM and INTRABEAM systems may not meet the regulatory standards of countries that have not yet approved the PRS, ACCUBEAM and INTRABEAM systems for commercial use.

  In addition, the length of time the Company will need to wait to obtain approval for the sale of the PRS, ACCUBEAM and INTRABEAM systems in a foreign country may be longer, and the requirements may be more burdensome or expensive, than that required for FDA approval. The Company will also need to obtain export licenses from the U.S. government in order to export its products to certain countries. In addition, foreign countries may not grant the Company any import licenses.

  Furthermore, the Company may not receive any necessary regulatory approvals if the Company develops any additional products in the future, the length of time for such approvals may be extensive, and the cost of attempting to obtain any such approvals may be prohibitive. In addition, the Company's inability to obtain or maintain requisite governmental approvals could delay or preclude the Company from further developing and marketing the PRS, ACCUBEAM and INTRABEAM systems and other products. Consequently, such delays could impair the Company's ability to generate revenues and continue as a going concern.

The Company's products are subject to extensive ongoing government regulation.

  The Company may need to obtain additional approvals from the FDA if the Company decides to change or modify the PRS400, ACCUBEAM and INTRABEAM systems. In that case, the FDA may not grant any new approvals. In addition, if the Company fails to comply with FDA regulatory standards, the FDA could force the Company to withdraw its products from the market or impose sanctions or fines, each of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

  In addition, manufacturers of medical devices are subject to strict federal regulations regarding quality of manufacturing, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. Such regulations impose certain requirements on, among other things, the design, testing, production, control, and documentation of products. The Company may not be able to attain or maintain compliance with cGMP standards or with ISO Standards. In addition, the Company may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers the Company does retain might not be able to meet all relevant regulatory requirements. Any problems with the Company's ability to meet regulatory standards could prevent the Company from marketing the PRS, ACCUBEAM and INTRABEAM systems.

Rapid, unpredictable, and significant technological change; highly competitive industry.

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

Risk of utilizing non-company distribution channels.

  As the Company makes the transition from a company with products in development but no product sales to a manufacturing and marketing company, the Company substantially relies upon Carl Zeiss, its strategic partner, to sell and distribute its products. If Carl Zeiss is unsuccessful in selling our products or is unable to distribute our products in a satisfactory manner, it could have a material adverse effect on our business, financial condition and results of operations.

Uncertain protection of intellectual property.

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

  The Company holds thirteen U.S. patents and has nine U.S. patent applications pending relating to the PRS system and associated technologies. In addition, the Company has filed foreign patent applications in selected foreign countries, which correspond, to certain of the Company's U.S. patents and patent applications. Such applications may not result in issued patents, and the Company cannot be sure that once issued, any issues relating to the validity and scope of the patents will be resolved in the Company's favor. In addition, the Company's current or future patents, trade secrets, or know-how may not protect the Company against competitors with similar technologies or processes. Also, others may infringe any patents issued to the Company and other companies may independently develop proprietary technologies or processes, which are the same as or substantially equivalent to the Company's proprietary technologies or processes.

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

Peter M. Nomikos has the ability to significantly influence all stockholder votes.

  As of March 16, 2000, Peter M. Nomikos, Chairman of the Board and Chief Executive Officer of the Company beneficially owned approximately 47% of the issued and outstanding shares of Common Stock, and the Company's principal stockholders and certain affiliates of the Company (including Mr. Nomikos) beneficially owned in the aggregate approximately 56% of the issued and outstanding shares of Common Stock. Certain principal stockholders serve as directors or have representatives who serve as directors of the Company. Due to Mr. Nomikos's ownership of Common Stock coupled with the positions he holds in the Company, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by the stockholders of the Company, including the election of all directors, acquisitions, sales of all or substantially all of the Company's stock or assets, and other extraordinary transactions.

The Company depends on key personnel.

  The Company depends on the continued services and performance of its scientific personnel and senior management. If the Company loses any key personnel, it could significantly and adversely impact the Company's research and development efforts or its strategic objectives. In addition, competition among medical device companies for highly skilled scientific and management personnel is increasingly intense. In order to achieve and maintain the commercialization of the PRS, ACCUBEAM and INTRABEAM systems, the Company will need to attract and retain additional key personnel, and the Company cannot be sure that it will be able to do so. The Company has no employment agreements with any of its employees, nor has the Company purchased "key person" life insurance.

The Company may experience shortages of components for the PRS, ACCUBEAM and INTRABEAM systems; the Company relies on a small number of suppliers.

  The Company manufactures its products based on anticipated product orders. The different lead times for the supply and delivery of materials and components can vary significantly, as can the relative availability and cost of those materials and components. As a result, the Company has built up and maintains an inventory of certain components for the PRS, ACCUBEAM and INTRABEAM systems. The Company also tries to identify, where feasible, multiple suppliers of materials and components.

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

  In addition, the Company may not be able to find alternative suppliers for the PRS, ACCUBEAM and INTRABEAM systems components on a timely basis, if at all, in the event that the Company needs such alternative suppliers. Any significant delay or interruption in the Company's ability to acquire product components and materials could have an adverse effect on the manufacture of the Company's products.

Product liability risks.

  The Company will be exposed to the risk of medical product liability claims if any of its products causes harm or injury. The Company might not have sufficient resources to satisfy any liability resulting from such claims. The level or scope of the Company's liability insurance with respect to the clinical testing or use of the PRS, ACCUBEAM and INTRABEAM systems may not be sufficient to cover potential claims. In addition, medical product liability insurance may not continue to be available at an acceptable cost, if at all. As a result, a medical product liability claim could cause the Company significant financial harm.

Anti-takeover provisions; effects of issuance of preferred stock.

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

Volatile stock price.

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

Absence of dividends.

  The Company has never paid any dividends on its capital stock and does not anticipate paying any cash dividends to holders of the Company's capital stock in the foreseeable future.

Item 2. Properties.

  The Company currently occupies approximately 30,000 square feet of space in a building located in Lexington, Massachusetts under a lease expiring in July 2002. This facility is suitable for research and development, corporate administration and assembly of the PRS400 system. The Company believes that its facility will be adequate to meet its foreseeable requirements through at least the year 2002. The Company also has the right to extend the current lease for an additional five years.

Item 3. Legal Proceedings.

  The Company is not currently involved in any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended January 1, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  As of January 4, 2000, there were 89 holders of record of the Company's Common Stock. The Company believes that there are approximately 1,885 beneficial holders of its Common Stock. The Company has not declared or paid any dividends on its Common Stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the Common Stock in the foreseeable future.

  Since December 1999, the Company's Common Stock has been listed on the American Stock Exchange ("AMEX") under the symbol "PHX." Prior to its listing on AMEX, the Company's Common Stock was listed on the Nasdaq National Market under the symbol "PECX" from the time it started to trade publicly on January 29, 1997. The price ranges presented below represent the high and low sale prices for each quarter, as reported by "The Nasdaq-AMEX Stock Market Summary of Activity Report."

                                                                  High     Low
                                                                 ------- -------
   First Quarter 1998........................................... 9 7/8   5 3/4
   Second Quarter 1998.......................................... 9       5 3/4
   Third Quarter 1998........................................... 9 3/4   3 3/4
   Fourth Quarter 1998.......................................... 7 1/2   2 1/4
   First Quarter 1999........................................... 6       2 15/16
   Second Quarter 1999.......................................... 4       1
   Third Quarter 1999........................................... 6 3/8   2 1/4
   Fourth Quarter 1999.......................................... 5 15/32 2 1/8

Sales of Unregistered Securities:

  On November 15, 1999, the Company and PYC Corporation entered into a six month $2.25 million line of credit at an 8% annual interest rate. In connection with the loan, the Company was required to issue to PYC Corporation warrants to purchase up to 450,000 shares of the Company's Common Stock at the rate of warrants to purchase one share for each $5.00 drawn by the Company. The exercise price of the warrants is equal to the average closing price of the Company's Common Stock for the ten trading days preceding the date of each draw made under the line of credit. As of January 1, 2000, the Company had drawn down $800,000 under the line of credit and had issued to PYC Corporation warrants for the purchase of 160,000 shares of the Company's Common Stock. The warrants were issued to PYC Corporation in four equal installments on November 18, 1999, November 30, 1999, December 14, 1999 and December 29, 1999 with exercise prices of $3.76, $3.44, $2.94 and $2.74, respectively.

  The warrants were issued to PYC Corporation pursuant to Section 4(2) under the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data.

  The selected consolidated statement of operations data and consolidated balance sheet data presented below as of January 2, 1999 and January 1, 2000 and the consolidated statement of operations data presented below as of January 3, 1998, are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of December 30, 1995, and December 28, 1996 and the consolidated balance sheet data presented below as of January 3, 1998, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                             Fiscal Year Ended
                         ----------------------------------------------------------
                         December 30, December 28, January 3, January 2, January 1,
                             1995         1996        1998       1999       2000
                         ------------ ------------ ---------- ---------- ----------
                                   (in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenues................   $    --      $    --     $    725   $    678   $    535
Cost of goods sold......        --           --          361        278        267
                           --------     --------    --------   --------   --------
Gross margin............        --           --          364        400        268
Operating expenses:
  Research and
   development
   expenses.............      3,226        3,577       4,626      5,434      4,426
  General and
   administrative
   expenses.............        866        1,512       2,306      3,107      3,426
                           --------     --------    --------   --------   --------
  Total operating
   expenses.............      4,092        5,089       6,933      8,541      7,852
                           --------     --------    --------   --------   --------
Operating loss..........     (4,092)      (5,089)     (6,569)    (8,141)    (7,584)
  Interest income
   (expense), net.......        (25)         130         713        467         35
                           --------     --------    --------   --------   --------
Net loss................   $ (4,117)    $ (4,959)   $ (5,856)  $ (7,674)  $ (7,549)
                           ========     ========    ========   ========   ========
Net loss per share......   $  (3.72)    $  (3.12)   $  (0.87)  $  (1.02)  $  (0.97)
                           ========     ========    ========   ========   ========
Weighted average basic
 and diluted shares.....      1,107        1,588       6,694      7,489      7,749

                         December 30, December 28, January 3, January 2, January 1,
                             1995         1996        1998       1999       2000
                         ------------ ------------ ---------- ---------- ----------
Consolidated Balance
 Sheet Data:
Cash and cash
 equivalents............   $  7,191     $  2,537    $  2,287   $  3,686   $    134
Total assets............      8,703        5,117      16,425      9,135      2,864
Total long-term debt,
 including current
 portion................      1,940        2,043       1,686        719      1,566
Deficit accumulated
 during development
 stage..................    (12,425)     (17,383)    (23,239)   (30,913)   (38,462)
Total shareholders'
 equity.................   $  6,493     $  2,486    $ 14,012   $  7,453   $    247

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  The Company is engaged in the design, development and commercialization of the PRS system, a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. To date, the Company has not received any significant revenue from the sale of its current PRS400 system model.

  The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of January 1, 2000, the Company had an accumulated deficit of approximately $38.5 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS400 system will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize the PRS, ACCUBEAM and INTRABEAM systems and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts with Carl Zeiss will begin to generate sales of the PRS, ACCUBEAM and INTRABEAM systems in the upcoming year. The Company anticipates that its research and development, sales and general and administrative expenses will increase minimally during 2000.

  The Company does not expect to be able to generate sufficient revenue in the next year to support the continuing operations of the organization and will need to raise the necessary capital to offset this short fall. Should the necessary funds not be available to the Company on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

  The Company obtained a Section 510(k) marketing clearance for the PRS400 system on July 21, 1998, which the Company developed for introduction as its first commercial product. Simultaneous with completion of PRS400 system product development, the Company completed the implementation of programs designed to ensure compliance with the FDA's cGMP standards. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). On December 18, 1998, the Company initiated commercial distribution of the PRS system. In September 1999, the Company obtained a Section 510(k) marketing clearance from the FDA to market the system for radiotherapy treatments, regardless of treatment site.

  In August 1999, the Company entered into a strategic alliance with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS system throughout the world (except for Japan where Toshiba Medical Systems is the Company's distributor of the PRS system) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS system in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

  In November 1999, the Company announced the launch of two products jointly developed with Carl Zeiss: (i) the ACCUBEAM system, a device for the treatment of brain tumors that combines the Company's miniature x-ray source with Carl Zeiss's stereotactic guided, motorized MKM surgical microscope system; and
(ii) the INTRABEAM system, a multi-purpose system for intraoperative radiotherapy that combines the Company's miniature x-ray source with an articulated support stand from Carl Zeiss.

  In addition to establishing its strategic alliance with Carl Zeiss, the Company joined the SNN, a consortium of medical equipment companies that has established a shared, open-standard, image-based software system to support their products. By participating in the SNN consortium and utilizing its software system, the Company can integrate its miniature x-ray source with the products of other SNN members, including Philips, Agfa IMPAX, Aesculap and XLTEK. In addition, the SNN participants agree to promote each other's products on a non-exclusive basis, thus enhancing the Company's distribution capabilities. The software used by SNN is written and supported by SNS. SNS is currently working to integrate the Company's technology into the software platform shared by the other SNN member companies.

  On December 13, 1995, the Company and Toshiba entered into an agreement pursuant to which Toshiba is helping to develop and support clinical trials of the PRS400 system in Japan. The development and support of the clinical trials included purchasing two complete systems of the PRS system for use in the clinical trials, installing and maintaining the PRS system, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The Company and Toshiba expect to submit to the Japan Ministry of Health an application for product approval (shonin) of the PRS system in the first quarter of fiscal 2000. The Company and Toshiba expect to obtain product approval (shonin) in Japan for the PRS system in the second half of 2000. Once regulatory approvals for the PRS system are obtained in Japan, Toshiba will serve as the Company's exclusive distributor in Japan.

Results of Operations

 Fiscal Year Ended January 1, 2000 and January 2, 1999

  Revenues: Revenues decreased by $143,366 from $678,000 in 1998 to $534,634 in 1999. The 1998 revenues reflect the initial sales of the PRS400 system. The 1999 revenues reflect the Company's continuing sales of the PRS400 system. Cost of Goods Sold decreased by $11,598 from $278,251 in 1998 to $266,653 in 1999.

  Research and development expenses: Research and development expenses decreased by $1.0 million from approximately $5.4 million in 1998 to $4.4 million in 1999. The principal costs in research and development were attributed to the development of the PRS400 system for commercialization, and the development of the ACCUBEAM and INTRABEAM systems. The variation also reflects the restructuring of the Company from the middle of the second quarter of 1999. The Company still continues to support clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program as well as macular degeneration. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol.

  General and administrative expenses: General and administrative expenses increased by $319,281 from approximately $3.1 million in 1998 to approximately $3.4 million in 1999. A portion of this increase is attributable to expenses incurred in connection with the Company entering into a distribution agreement with Carl Zeiss. The remaining portion of this increase is related to legal and professional fees associated with the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, general corporate representation, and the protection of intellectual property rights.

  Interest income: Interest income decreased by $419,701 from $550,328 in 1998 to $130,627 in 1999. The change resulted from a reduction in amounts invested as net proceeds from the Company's initial public offering were used for research and development and general and administrative expenses and for working capital.

 Fiscal Year Ended January 2, 1999 and January 3, 1998

  Revenues: Revenues decreased by $47,374 from $725,374 in 1997 to $678,000 in 1998. The 1997 revenues reflect the sale of two Model 3 PRS systems to Toshiba. The 1998 revenues reflect the Company's initial sales of the PRS400 system. Cost of Goods Sold decreased by $83,285 from $361,536 in 1997 to $278,251 in 1998.

  Research and development expenses: Research and development expenses increased by $807,081 from approximately $4.6 million in 1997 to $5.4 million in 1998. The principal costs in research and development were the completion of the development of the PRS400 system for commercialization. The variation also reflects significant increases in expenses related to the Company's clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program as well as macular degeneration. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol.

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

Liquidity and Capital Resources

  The Company has expended substantial funds to research and develop the PRS, ACCUBEAM and INTRABEAM systems and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS, ACCUBEAM and INTRABEAM systems. The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

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

  Consolidated working capital was $(778,516) at January 1, 2000, compared with approximately $6.2 million at January 2, 1999. Included in working capital are cash and cash equivalents of $0.1 million at January 1, 2000, compared with $3.7 million at January 2, 1999. During 1999, $6.3 million of cash was used for operating activities.

  The Company used $300,836 of cash in 1999 for fixed assets and leasehold improvements associated with its facility.

  The Company received $296,668 of cash in 1999 from the exercise of stock options to purchase Common Stock.

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

  During 1998, the Company concluded settlement discussions with a physician and his employer. The Company had been notified that such physician and his employer believed that they had certain rights with regard to their understanding of the Company's planned use of the PRS system for treatment of tumors in body cavities. No formal legal proceedings were initiated and the Company reached an agreement with the parties as to settlement of the matter. The settlement of the matter did not have a material effect on the Company's financial position or results of operations.

  The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining FDA and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS, ACCUBEAM and INTRABEAM systems and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies. As of January 1, 2000, the Company estimates that its available cash and cash equivalents, bridge financing from PYC Corporation and together with the start of revenues in early 2000, from product sales, will allow the Company to continue operations for approximately three to four months, and that it therefore will be necessary for the Company to raise additional capital in the immediate future. Any additional equity financings will be dilutive to the Company's stockholders. No assurance can be given that the necessary funds will be available to the Company on acceptable terms, if at all. Should the Company be unable to raise additional capital on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of The Registrant.

  The information required by this item is included in the Proxy Statement for the Annual Meeting of Stockholders on May 17, 2000 to be filed with the Commission on or about April 19, 2000 (the "Proxy Statement"), under "Director and Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required by this Item is included in the Company's Proxy Statement under "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

  (c) Reports on Form 8-K

  None.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................  F-2

Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.....  F-3

Consolidated Statements of Operations for the years ended January 3, 1998,
 January 2, 1999 and January 1, 2000......................................  F-4

Consolidated Statements of Cash Flows for the years ended January 3, 1998,
 January 2, 1999 and January 1, 2000......................................  F-5

Consolidated Statements of Shareholders' (Deficit) Equity at January 3,
 1998, January 2, 1999 and January 1, 2000................................  F-6

Notes to Consolidated Financial Statements................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation in the development stage) as of January 2, 1999 and January 1, 2000, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended January 1, 2000 and for the period from inception (January 4, 1989) to January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of January 2, 1999 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 and for the period from inception (January 4, 1989) to January 1, 2000, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations for the year in the period ended January 1, 2000 and from inception (January 4, 1989) to January 1, 2000, and anticipates operating losses and other cash requirements in the next 12 months in excess of available cash. Therefore, the Company will need to obtain additional funding or alternative means of support or both, in order to continue as a going concern. At the present time, the Company has not entered into an arrangement for additional funding or financial support. Consequently, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 18, 2000

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                     January 2,    January 1,
                                                        1999          2000
                                                    ------------  ------------
                      ASSETS
Current Assets:
  Cash and cash equivalents........................ $  3,686,457  $    134,104
  Accounts receivable..............................      260,000        87,500
  Inventories......................................    1,454,706     1,437,557
  Prepaid expenses.................................      336,287       146,799
  Held to maturity investments (Note 2)............    1,993,056           --
  Other current assets.............................      115,803        32,272
                                                    ------------  ------------
    Total current assets...........................    7,846,309     1,838,232
                                                    ============  ============
Property and Equipment:
  Computer equipment...............................      899,085       960,324
  Laboratory and production equipment..............      926,352       975,408
  Clinical site equipment..........................      801,965       978,898
  Furniture and fixtures...........................      165,898       177,883
  Leasehold improvements...........................      804,263       805,886
                                                    ------------  ------------
  Property and equipment...........................    3,597,563     3,898,399
  Less--Accumulated depreciation and amortization..    2,308,683     2,872,636
                                                    ------------  ------------
  Net property and equipment.......................    1,288,880     1,025,763
                                                    ------------  ------------
    Total assets................................... $  9,135,189  $  2,863,995
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................. $    346,363  $    256,982
  Accrued expenses (Note 3)                              561,650       630,495
  Accrued payroll and benefits.....................       55,409        75,690
  Deferred revenue.................................          --         87,500
  Convertible subordinated notes (Note 8)..........      719,100       761,770
  Convertible note payable (Note 9)................          --        804,311
                                                    ------------  ------------
    Total current liabilities......................    1,682,522     2,616,748
                                                    ============  ============
Commitments and Contingencies (Note 7)
Shareholders' Equity (Notes 8 , 9 and 10):
  Preferred stock, $0.01 par value--Authorized--
   7,500,000 shares issued and outstanding--none
   and none at January 2, 1999, and January 1,
   2000, respectively..............................          --            --
  Common stock, $0.01 par value--Authorized--
   15,000,000 shares issued and outstanding--
   7,704,254 and 7,768,754 at January 2, 1999, and
   January 1, 2000, respectively...................       77,042        77,688
  Capital in excess of par value--common stock.....   38,324,377    38,641,184
  Deferred compensation............................      (29,913)       (9,986)
  Subscription receivable..........................       (5,842)          --
  Deficit accumulated during development stage.....  (30,912,997)  (38,461,639)
                                                    ------------  ------------
    Total shareholders' equity.....................    7,452,667       247,247
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $  9,135,189  $  2,863,995
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Period
                                     Year Ended                  from Inception
                         -------------------------------------  (January 4, 1989)
                         January 3,   January 2,   January 1,     To January 1,
                            1998         1999         2000            2000
                         -----------  -----------  -----------  -----------------
Revenues................ $   725,374  $   678,000  $   534,634    $  1,938,008
Cost of Goods Sold......     361,536      278,251      266,653         906,440
                         -----------  -----------  -----------    ------------
Gross Margin............     363,838      399,749      267,981       1,031,568
Operating Expenses:
  Research and
   development
   expenses.............   4,626,390    5,433,471    4,425,739      27,735,868
  Selling, general and
   administrative
   expenses.............   2,306,341    3,107,046    3,426,327      12,463,050
                         -----------  -----------  -----------    ------------
    Total operating
     expenses...........   6,932,731    8,540,517    7,852,066      40,198,918
                         -----------  -----------  -----------    ------------
    Operating loss......  (6,568,893)  (8,140,768)  (7,584,085)    (39,167,350)
                         -----------  -----------  -----------    ------------
Interest income.........     819,675      550,328      130,627       1,948,768
Interest expense........    (106,401)     (83,569)     (95,184)     (1,243,057)
                         -----------  -----------  -----------    ------------
Interest income, net....     713,274      466,759       35,443         705,711
                         -----------  -----------  -----------    ------------
Net loss................ $(5,855,619) $(7,674,009) $(7,548,642)   $(38,461,639)
                         ===========  ===========  ===========    ============
Basic and diluted net
 loss per share (Note
 12).................... $     (0.87) $     (1.02) $     (0.97)
                         ===========  ===========  ===========
Weighted average basic
 and diluted shares
 (Note 12)..............   6,693,689    7,489,038    7,749,040


   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Period
                                      Year Ended                  from Inception
                         --------------------------------------  (January 4, 1989)
                          January 3,   January 2,   January 1,     To January 1,
                             1998         1999         2000            2000
                         ------------  -----------  -----------  -----------------
Cash flows from
 operating activities:
 Net loss..............  $ (5,855,619) $(7,674,009) $(7,548,642)   $(38,461,639)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating
  activities--
 Depreciation and
  amortization.........       733,834      676,722      563,953       2,881,227
 Noncash interest
  converted to notes...       106,401       83,562       46,981       1,107,539
 Noncash salary
  converted to common
  stock................           --           --           --          250,000
 Noncash research and
  development expense
  converted to
  subordinated notes...           --           --           --            9,000
 Noncash compensation
  expense..............         1,562       45,653       12,764       1,192,579
 Noncash interest
  expense on bridge
  financing............           --           --        33,790          33,790
 Changes in current
  accounts--
  Accounts receivable..           --      (260,000)     172,500         (87,500)
  Inventories..........       (59,337)  (1,071,655)      17,149      (1,437,287)
  Prepaid expenses.....       105,699       77,420      189,488         161,401
  Other current
   assets..............          (240)      (6,481)      83,531          47,939
  Accounts payable.....       (10,281)      48,849      (89,381)        256,982
  Accrued expenses.....       150,073      186,902       89,126         505,237
  Deferred revenue.....           --           --        87,500          87,500
                         ------------  -----------  -----------    ------------
   Net cash used in
    operating
    activities.........    (4,827,908)  (7,893,037)  (6,341,239)    (33,453,230)
                         ------------  -----------  -----------    ------------
Cash flows from
 investing activities:
 (Purchases) Maturation
  of held to maturity
  investments..........   (11,889,356)   9,896,300    1,993,056             --
 Purchases of equipment
  and leasehold
  improvements.........      (842,023)    (622,388)    (300,836)     (3,873,553)
 Loan to officer.......       (80,211)         --           --          (80,211)
 Proceeds from sale of
  equipment and
  leasehold
  improvements.........           --           --           --            9,845
                         ------------  -----------  -----------    ------------
   Net cash (used in)
    provided by
    investing
    activities.........   (12,811,590)   9,273,912    1,692,220      (3,943,919)
                         ------------  -----------  -----------    ------------
Cash flows from
 financing activities:
 Proceeds from issuance
  of common stock......    17,389,058      281,362      296,668      18,563,536
 Proceeds from issuance
  of preferred stock...           --           --           --       13,385,370
 Proceeds from issuance
  of convertible
  notes................           --           --       800,000       6,122,000
 Proceeds from issuance
  of warrants..........           --           --           --          236,453
 Offering expenses.....           --           --           --         (473,006)
 Payments under capital
  lease obligations....           --           --           --          (40,735)
 Payments of
  subordinated notes...           --      (262,363)         --         (262,363)
                         ------------  -----------  -----------    ------------
   Net cash provided by
    financing
    activities.........    17,389,058       18,999    1,096,668      37,531,255
                         ============  ===========  ===========    ============
Increase (decrease) in
 cash and cash
 equivalents...........      (250,440)   1,399,874   (3,552,353)        134,104
                         ------------  -----------  -----------    ------------
Cash and cash
 equivalents, beginning
 of period.............     2,537,023    2,286,583    3,686,457             --
                         ------------  -----------  -----------    ------------
Cash and cash
 equivalents, end of
 period................     2,286,583    3,686,457      134,104         134,104
                         ============  ===========  ===========    ============
Cash paid for:
 Interest..............  $        --   $   262,363  $    14,413    $    276,776
                         ============  ===========  ===========    ============
Noncash financing
 activities:
 Conversion of salary
  expense to common
  stock................  $        --   $       --   $       --     $    250,000
                         ============  ===========  ===========    ============
 Conversion of
  convertible
  subordinated notes to
  common stock.........  $    464,230  $   787,647  $       --     $  5,278,892
                         ============  ===========  ===========    ============
 Conversion of common
  stock to preferred
  stock................  $        --   $       --   $       --     $  3,846,015
                         ============  ===========  ===========    ============
 Capital lease
  obligation incurred
  for equipment........  $        --   $       --   $       --     $     40,383
                         ============  ===========  ===========    ============
 Conversion of
  preferred stock to
  common stock.........  $     28,923  $       --   $       --     $     28,923
                         ============  ===========  ===========    ============
 Conversion of
  convertible
  subordinated notes to
  warrants.............  $        --   $       --   $       --     $     47,000
                         ============  ===========  ===========    ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                 Common                                               Deficit
                         Preferred   Common       Stock       Preferred                             Accumulated
                          Stock,     Stock,    Capital in   Stock Capital                              During
                           $0.01      $0.01     Excess of   in Excess of    Deferred   Subscription Development
                         Par Value  Par Value   Par Value     Par Value   Compensation  Receivable     Stage
                         ---------  ---------  -----------  ------------- ------------ ------------ ------------
Initial issuance of
 common stock........... $    --    $  7,475   $   291,525   $       --     $    --     $     --    $        --
 Net Loss...............      --         --            --            --          --           --        (414,045)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 28,
 1989...................      --       7,475       291,525           --          --           --        (414,045)
 Net Loss...............      --         --            --            --          --           --        (394,275)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 29,
 1990...................      --       7,475       291,525           --          --           --        (808,320)
 Net Loss...............      --         --            --            --          --           --        (973,773)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 28,
 1991...................      --       7,475       291,525           --          --           --      (1,782,093)
 Issuance of common
  stock.................      --       2,042       147,958           --          --           --             --
 Issuance of warrants...      --         --        121,453           --          --           --             --
 Net Loss...............      --         --            --            --          --           --      (1,586,239)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, January 2,
 1993...................      --       9,517       560,936           --          --           --      (3,368,332)
 Issuance of common
  stock.................      --         166        49,833           --          --           --             --
 Conversion of
  convertible
  subordinated notes and
  related accrued
  interest into common
  stock.................      --      12,820     3,833,195           --          --           --             --
 Issuance of warrants...      --         --        115,000           --          --           --             --
 Net Loss...............      --         --            --            --          --           --      (2,267,460)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, January 1,
 1994...................      --      22,503     4,558,964           --          --           --      (5,635,792)
 Issuance of common
  stock.................      --       1,376       411,625           --          --       (94,874)           --
 Conversion of common
  stock into preferred
  stock, Series A.......   12,820    (12,820)   (3,833,195)    3,833,195         --           --             --
 Issuance of preferred
  stock, Series B.......    5,000        --            --      3,930,771         --           --             --
 Issuance of warrants...      --         --         47,000           --          --           --             --
 Net Loss...............      --         --            --            --          --           --      (2,671,648)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 31,
 1994...................   17,820     11,059     1,184,394     7,763,966         --       (94,874)    (8,307,440)
 Issuance of common
  stock.................      --          64        49,938           --          --        21,870            --
 Conversion of
  convertible
  subordinated notes and
  related accrued
  interest into common
  stock.................      --       4,714       248,686           --          --           --             --
 Issuance of preferred
  stock, Series C.......   10,992                      --      9,338,608         --      (500,000)           --
 Extension of stock
  options...............      --         --        860,000           --          --           --             --
 Net Loss...............      --         --            --            --          --           --      (4,117,158)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 30,
 1995...................   28,812     15,837     2,343,018    17,102,574         --      (573,004)   (12,424,598)
 Issuance of common
  stock.................      --         142        64,106           --          --        15,073            --
 Proceeds from issuance
  of Series C Preferred
  Stock.................      111        --            --         99,889         --       500,000            --
 Extension of stock
  options...............      --         --        272,600           --          --           --             --
 Net Loss...............      --         --            --            --          --           --      (4,958,771)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, December 28,
 1996...................   28,923     15,979     2,679,724    17,202,463         --       (57,931)   (17,383,369)
 Issuance of common
  stock.................      --      22,750    16,796,104           --          --           --             --
 Anti-dilution,
  preferred stock,
  Series C..............      --         355          (355)          --          --           --             --
 Conversion of preferred
  stock, Series A.......  (12,820)    12,820     3,833,195    (3,833,195)        --           --             --
 Conversion of preferred
  stock, Series B.......   (5,000)     5,000     3,930,771    (3,930,771)        --           --             --
 Conversion of preferred
  stock, Series C.......  (11,103)    11,103     9,438,497    (9,438,497)        --           --             --
 Conversion of
  convertible
  subordinated notes and
  related accrued
  interest into common
  stock.................      --       4,135       460,095           --          --           --             --
 Exercise of stock
  options...............      --       1,480        63,370           --          --           --             --
 Recording of deferred
  compensation..........      --         --         18,743           --      (17,180)         --             --
 Payment of subscription
  receivable............      --         --            --            --                    32,348            --
 Net Loss...............      --         --            --            --          --           --      (5,855,619)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, January 3,
 1998...................      --      73,622    37,220,144           --      (17,180)     (25,583)   (23,238,988)
 Conversion of
  convertible
  subordinated notes and
  related accrued
  interest into common
  stock.................      --       2,262       785,385           --          --           --             --
 Exercise of stock
  options...............      --         485        59,135           --          --           --             --
 Exercise of warrants...      --         673       201,327           --          --           --             --
 Recording of deferred
  compensation..........      --         --         58,386           --      (12,733)         --             --
 Payment of subscription
  receivable............      --         --            --            --          --        19,741            --
 Net Loss...............      --         --            --            --          --           --      (7,674,009)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, January 2,
 1999................... $    --    $ 77,042   $38,324,377   $       --     $(29,913)   $  (5,842)  $(30,912,997)
 Exercise of stock
  options...............      --         646       290,180           --          --           --             --
 Recording of deferred
  compensation..........      --         --         26,627           --       19,927          --             --
 Payment of subscription
  receivable............      --         --            --            --          --         5,842            --
 Net Loss...............      --         --            --            --          --           --      (7,548,642)
                         --------   --------   -----------   -----------    --------    ---------   ------------
Balance, January 1,
 2000................... $    --    $ 77,688   $38,641,184   $       --     $ (9,986)   $     --    $(38,461,639)
                         ========   ========   ===========   ===========    ========    =========   ============

   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

 Nature of Operations and Relationship to Principal Shareholders

  On January 4, 1989, Photoelectron Corporation (the "Company") was founded as a joint financing by Thermo Electron Corporation ("Thermo Electron") and PYC Corporation ("PYC"), which is owned by members of the immediate family of Mr. Peter M. Nomikos. Since inception, the majority of the Company's time and effort has been focused on the design, development and commercialization of a miniature x-ray source which is a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The latest version of this x-ray system is the PRS400 system which delivers radiation through a thin, minimally invasive, needle-like probe. The probe emits from its tip precisely regulated x-ray photons. To management's knowledge, no company has yet marketed a salable product using technology similar to the PRS400 system that has been developed by the Company. Even if marketing efforts are successful, substantial time will pass before significant revenues will be realized, and the Company may require additional funds during this period. These funds may not be readily available to the Company.

  The Company has completed clinical studies of PRS treatment of brain tumors under an Investigational Device Exemption (IDE) granted by the U.S. Food and Drug Administration (FDA) and similar approvals in other countries. Based on results of these clinical trials, the Company obtained a Section 510(k) marketing clearance on July 21, 1998 for the PRS400 system for the treatment of intra-cranial tumors, which the Company was developing for introduction as its first commercial product. Simultaneous with completion of the PRS400 system product development, the Company was completing implementation of programs to insure compliance with the FDA's cGMP standards. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). On December 18, 1998, the Company initiated commercial distribution of the PRS400 system. In September 1999, the Company obtained a Section 510(k) marketing clearance from the FDA to market the system for radiotherapy treatments, regardless of treatment site.

  In the first quarter of 2000, the Company and Toshiba expect to submit to the Japan Ministry of Health an application for product approval (shonin) of the PRS400 system. Contingent upon that submission being made in timely fashion, the Company and Toshiba expect to obtain product approval (shonin) in Japan for the PRS400 system in the second half of 2000. Once regulatory approvals for the PRS system are obtained in Japan, Toshiba will serve as its exclusive distributor in Japan. In 1995, Toshiba invested approximately $2 million in equity of the Company's Series C Preferred Stock offering, which converted to common stock upon the closing of the Company's initial public offering (See Note 10).

  In August 1999, the Company entered into a strategic alliance with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS400 system throughout the world (except for Japan where Toshiba Medical Systems is the Company's distributor of the PRS400 system) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS400 system in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

  The Company has incurred a net loss for the year ended January 1, 2000, as well as for the period since inception. The Company has funded these losses principally through debt and equity financings. The Company is anticipating operating losses and other cash requirements in the next 12 months in excess of available cash. To sustain current operating costs, management will be required to obtain additional funding or alternative means of financial support, or both; however, there can be no assurances that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. Management is currently pursuing various sources of financial support including obtaining private funding. At the present time, the Company has not entered into an arrangement for additional funding or financial support. Consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.

 Fiscal Years

  The Company has adopted a fiscal year ending on the Saturday nearest December 31. References to 1999 1998, and 1997 are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively. Fiscal year 1997 included 53 weeks; 1999 and 1998 each included 52 weeks.

 Inventory

  Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. The Company has parts, supplies and manufactured parts in inventory which are intended to be used and capitalized as part of the Company's PRS systems that will be used for distribution and in clinical trials.

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

 Property and Equipment

  The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:

   Asset Classification                          Estimated Useful Life
   --------------------                          ---------------------
   Machinery and
    equipment..............  5 Years
   Clinical site
    equipment..............  The shorter of three years or the life of the agreement
   Furniture and fixtures..  3-5 Years
   Computer equipment &
    software...............  2-5 Years
   Leasehold improvements..  The shorter of the term of the lease or the life of the asset

  Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.

 Cash and Cash Equivalents

  As of January 1, 2000, cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund as well as commercial paper which has an original maturity of three months or less. Highly liquid investments with an original maturity of 3 months or less at the date of the acquisition are considered to be cash equivalents. Similar investments with original maturity beyond three months are classified as held to maturity investments. Cash equivalents are carried at cost, which approximate market value. The Company did not own any commercial paper at January 1, 2000.

 Held to Maturity Investments

  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investments in commercial paper as held to maturity and measures the value of such investments at amortized cost if the Company has the positive intent and ability to hold such investments to maturity. Interest income, including amortization of premiums and discounts, is recorded in earnings. Management reviews all reductions in fair value below book value to determine if an impairment is other than temporary in nature; if this occurs, the carrying value of the investment is written down to the appropriate level by a charge to earnings. As of January 1, 2000, the Company had no held to maturity investments.

 Income Taxes

  The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of the beginning of 1989. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or in the tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

 Revenue Recognition

  The Company generally recognizes revenue and provides a reserve for its estimated warranty upon the acceptance of its product by the customer.

 Research and Development Expenses

  Research and development expenses include the portion of indirect costs allocable to research and development efforts based on actual labor hours incurred.

  In connection with the Phase II FDA clinical trials, as well as the efforts to obtain the CE Mark, PRS systems have been provided to certain hospitals to conduct the clinical trials. The cost of these units and the related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets. The cost of the units is charged to research and development expenses over the term of the agreements with the hospitals.

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

 Net Loss Per Share

  During the fourth quarter of 1997, the Company adopted SFAS 128, "Earnings per Share" (Note 12). As a result, all previously reported loss per share data have been restated. Basic loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share has been computed by excluding the effect of exercising the stock options which are all anti-dilutive given the operating losses of the Company, and excluding the exercise of stock options and convertible securities, which were deemed to be anti-dilutive.

 Fair Value of Financial Instruments

  The Company's financial instruments primarily consist of cash and cash equivalents, held to maturity investments, accounts payable and convertible subordinated notes. The fair value of the Company's convertible subordinated notes is primarily determined by the ability to convert those notes into common stock. The fair value of the convertible subordinated notes is approximately $749,063, and approximately $761,770 at January 2, 1999 and January 1, 2000, respectively, based upon the estimated fair value of the underlying common stock. The fair value of the convertible note is approximately $804,311 at January 1, 2000 based upon the estimated fair value of the underlying common stock. The held to maturity investments are carried at amortized cost on the accompanying balance sheet. See Note 2 for fair value disclosure. The carrying amounts of the Company's remaining financial instruments approximate fair value due to their short-term nature.

 Stock Option Plans

  The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans (Note 11). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, if any, are credited to equity.

(2) Held to Maturity Investments

  Investments in commercial paper are classified as held to maturity as of January 1, 2000. The amortized cost and fair values as of January 2, 1999 and January 1, 2000 are as follows:

                                                        Commercial Paper
                                                --------------------------------
                                                             Gross
                                                Amortized  Unrealized
                                                   Cost       Loss    Fair Value
                                                ---------- ---------- ----------
   January 2, 1999............................. $1,993,056  ($1,396)  $1,991,660
   January 1, 2000............................. $      --   $   --    $      --

  All the commercial paper has a contractual maturity due within one year.

(3) Accrued Liabilities

  Accrued expenses in the accompanying balance sheet includes the following balances:

                                                                1998     1999
                                                              -------- --------
   Warranty Accrual.......................................... $204,000 $266,000
   Annual Report Accrual.....................................   61,000   60,000
   Other Accrued Expenses....................................  296,650  304,495
                                                              -------- --------
                                                              $561,650 $630,495
                                                              ======== ========

(4) Income Taxes

  The components of the deferred tax asset at January 2, 1999 and January 1, 2000 are as follows:

                                                         1998          1999
                                                     ------------  ------------
   Deferred tax asset--
     Federal tax loss carryforwards................. $  9,185,000  $ 11,846,000
     Federal tax credit carryforwards...............      871,000       965,000
     State tax loss carryforward....................    2,070,000     2,602,000
     State tax credit carryforward..................      781,000       904,000
     Other, net.....................................      728,000       694,000
                                                     ------------  ------------
                                                       13,635,000    17,011,000
   Valuation allowance..............................  (13,635,000)  (17,011,000)
                                                     ------------  ------------
     Deferred tax asset.............................          --            --
                                                     ============  ============

  As of January 1, 2000, the Company had federal net operating loss carryforwards of approximately $34,840,000, state net operating loss carryforwards of approximately $27,383,000, federal tax credit carryforwards of approximately $965,000, and state tax credit carryforwards of approximately $904,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 2000 through 2014, is fully reserved by means of a valuation allowance because their realization is uncertain.

  Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.

(5) Employee Benefit Plan

  In April 1995, the Company terminated its Simplified Employee Pension Plan ("SEPP") and adopted a 401(k) Plan. No obligations arose from the termination of the SEPP. The impact of the SEPP was not material to the operating results prior to termination. The Company contributes 50% of the first 6% of annual contributions by each employee with at least three months of service to the 401(k) Plan. During 1998 and 1999, the Company contributed approximately $62,997 and $29,057, respectively.

(6) Related Party Transactions

 Thermo Electron Corporation

  On January 4, 1989, the Company entered into a corporate service agreement with Thermo Electron. Under this agreement, Thermo Electron provided certain administrative services, including legal advice and services, certain employee benefit administration, tax advice and preparation, space allocation and utilities. This agreement terminated on December 31, 1989. The Company has continued to utilize Thermo Electron's resources since that date on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $3,253, $4,952 and $6,093 in 1997, 1998 and 1999, respectively, for these services.

 Thermo Power Corporation

  The Company is provided with certain services by Thermo Power Corporation, a wholly-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $113,582, $229,953, and $147,315 in 1997, 1998 and 1999, respectively, for these services. As of January 2, 1999, and January 1, 2000, $534, and

$7,284 respectively, was payable to Thermo Power Corporation and was included in accounts payable in the accompanying consolidated balance sheets.

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

 Leases

  In 1996, the Company entered into a new operating lease for its office and research facilities expiring in July, 2002. The minimum lease payments under the new agreement are $587,820 in 2000, $599,689 in 2001 and $352,360 in 2002.
The total future minimum lease payments are $1,539,869. The accompanying consolidated statements of operations include expenses for operating leases of $307,975, $404,914, and $471,859 for 1997, 1998 and 1999, respectively.

(8) Convertible Subordinated Notes

  On January 4, 1989, the Company issued and sold $181,000 of 8% subordinated convertible debenture to Thermo Electron, due in 1995. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.30. On December 30, 1995, Thermo Electron elected to convert its $181,000 subordinated convertible debenture and accrued interest into 471,354 shares of Common Stock. On May 22, 1990, the Company issued and sold $125,000 and $175,000 principal amounts of 8% subordinated convertible debentures to Thermo Electron and Mr. Peter M. Nomikos, respectively, due in 1998. The debentures were convertible into shares of the Company's Common Stock at a conversion price of $0.80. Also in 1990, the Company issued and sold $52,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. The note was convertible into shares of the Company's Common Stock at a conversion price of $3.00. In 1991, the Company issued and sold $448,000 principal amount of 8% subordinated convertible debentures to Mr. Peter M. Nomikos, due in 1998. The note was convertible into shares of the Company's Common Stock at a conversion price of $3.00. All of these debentures also provide for the conversion of accrued interest into Common Stock at maturity. The accrued interest is convertible into common stock at a conversion price equal to the average fair market value of the Company's Common Stock on the first ten days of trading of the fiscal quarter in which the interest to be converted accrued.

  On May 13, 1992, the Company entered into a $4,500,000 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos. These notes are convertible into Common Stock at a conversion price of $3.00 on demand. The Company borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement, of which $705,000 is still outstanding. At January 1, 2000, the Company is not aware of any intention by Mr. Peter M. Nomikos of converting these debentures into shares of the Company's common stock. All earned but unpaid interest on the subordinated demand loan is convertible into Common Stock at a conversion price equal to the fair market value of the Company's Common Stock on the first day of the fiscal quarter in which the interest to be converted accrued.

  The warrant purchase rights entitled the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of Common Stock at $3.00. At January 1, 2000, warrants to purchase 810,000 shares of the Company's Common Stock were outstanding. These remaining warrants expire as follows 575,000, and 235,000 on September 29, 2000, and January 27, 2002, respectively. All warrants purchased by Mr. Nomikos have been accounted for as Capital in excess of par value--common stock.

  In 1993, 1,282,005 shares of Common Stock were issued upon the conversion of $3,547,000 principal amount of subordinated convertible debentures and $299,015 of related accrued interest. In 1994, these shares of Common Stock were converted into Series A Convertible Preferred Stock and, upon the closing of the Company's initial public offering in 1997, converted again into stock. (See Note 10).

  In 1997, 171,257 and 242,334 shares of Common Stock were issued upon the conversion of $125,000 principle amount and $65,210 of related accrued interest and $175,000 principle amount and $99,020 accrued interest of subordinated convertible debentures to Thermo Electron Corporation and Mr. Peter M. Nomikos, respectively.

  In 1998, 226,170 shares of Common Stock were issued upon conversion of $500,000 principal amount and $287,647 accrued interest of subordinated convertible debentures to Mr. Peter M. Nomikos. Also in 1998, 67,333 shares of Common Stock were issued for warrants exercised of $202,000 to PYC Corporation.

(9) Convertible Note Payable

  On November 15, 1999, the Company and PYC Corporation entered into a six month $2.25 million line of credit at an 8% interest rate. This note is convertible into Common Stock at the holder's request within 30 days subsequent to its maturity or upon full prepayment. The conversion price per share will be equal to the average closing price of the stock for the ten trading days prior to such conversion. As of January 1, 2000, the Company had drawn down $800,000 under the line of credit and had issued to PYC Corporation warrants to purchase an aggregate of 160,000 shares of the Company's Common Stock with an exercise price equal to the average closing price of the Company's Common Stock for the ten trading days preceding each draw made under the line of credit. The warrants were issued in four equal installments on November 18, 1999, November 30, 1999, December 14, 1999 and December 29, 1999, with exercise prices of $3.76, $3.44, $2.94 and $2.74 respectively. The fair value of the warrants issued, in the amount of $33,790, has been recognized as non cash interest expense.

(10) Common and Preferred Stock

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

  The Company has authorized 7,500,000 shares of $0.01 par value preferred stock. On March 18, 1994, the Board of Directors approved the conversion of 1,282,005 shares of Common Stock held by Mr. Peter M. Nomikos into Series A Convertible Preferred Stock on a one-for-one basis. These shares permit the holder to convert his or her holdings into Common Stock on a one-for-one basis, subject to certain anti-dilution provisions. The Series A Convertible Preferred Stock had a liquidation preference of $3.00 per share (See Note 8).

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

  In 1994, the Company sold 121,000 shares of Common Stock to employees of the Company for $3.00 per share pursuant to a one-time employee stock purchase offering. A total of 85,500 of those shares were paid for at the time of the offering. Consideration for the remaining 35,500 shares was in the form of promissory notes executed by employees in favor of the Company. The balance of these notes is $25,583, $5,842 and $0 in 1997, 1998, and 1999 respectively, and is described in the accompanying balance sheet as a subscription receivable.

  On December 3, 1996, the stockholders of the Company approved a one-for-two reverse stock split of the Company's Common Stock and Preferred Stock. All share and per share information has been retroactively restated to reflect this reverse stock split.

(11) Stock Option Plan

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

  A summary of stock option activity is as follows:

                                    1997                     1998                      1999
                          ------------------------- ------------------------ -------------------------
                           Number                   Number                    Number
                             of     Range of Option   of     Range of Option    of     Range of Option
                           Shares   Price per Share Shares   Price per Share  Shares   Price per Share
                          --------  --------------- -------  --------------- --------  ---------------
Options outstanding,
 beginning of year......   817,475   $0.40--$9.00   701,892   $0.40--$9.75    913,592   $0.40--$9.75

Granted.................    61,417   $7.00--$9.75   265,650   $5.38--$8.38    263,000   $2.13--$4.88
Exercised...............  (148,000)  $0.40--$0.80   (48,500)  $0.40--$3.00    (64,500)  $0.40--$3.00
Forfeited...............   (29,000)  $0.40--$9.00    (5,450)  $0.80--$7.25   (199,875)  $2.13--$9.75

Options outstanding, end
 of year................   701,892   $0.40--$9.75   913,592   $0.40--$9.75    912,217   $0.40--$9.00
Options exercisable.....   408,395   $0.40--$9.00   466,874   $0.40--$9.00    445,468   $0.40--$9.00
Options available for
 grant..................   130,608                  145,408                    82,283
Weighted average fair
 value per share of
 options granted during
 the year...............             $       4.20             $       7.24              $       2.70

  As of January 1, 2000, the options outstanding had a weighted average remaining contractual life of 7 years.

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

                                            1997         1998         1999
                                         -----------  -----------  -----------
   Net Loss
     As Reported........................ $(5,855,619) $(7,674,009) $(7,548,642)
     Pro Forma.......................... $(6,212,029) $(8,242,514) $(8,198,743)
   Basic and Diluted Net Loss Per Share
     As Reported........................ $     (0.87) $     (1.02) $      (.97)
     Pro Forma.......................... $     (0.93) $     (1.10) $     (1.06)

  Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1997        1998        1999
                                             ----------  ----------  ----------
   Volatility...............................         51%        105%         48%
   Risk Free Interest Rate..................       5.64%       5.00%       5.00%
   Expected Life of Options................. 7.00 years  7.00 years  7.00 years

  Because the pro forma compensation cost under SFAS 123 has not been applied to option grants prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years as it is reflected over the vesting period of the options.

  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(12) Net Loss per Share

  Basic and diluted net loss per share were calculated as follows:

                                           1997         1998         1999
                                        -----------  -----------  -----------
     Net loss.......................... $(5,855,619) $(7,674,009) $(7,548,642)
     Weighted average shares...........   6,693,689    7,489,038    7,749,040
                                        -----------  -----------  -----------
     Basic and Diluted net loss per
      share............................ $     (0.87) $     (1.02) $     (0.97)
                                        ===========  ===========  ===========


  The computation of diluted earnings per share for 1997, 1998 and 1999 excludes the effect of assuming the exercise of all outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during these years.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2000.

                                          Photoelectron Corporation

                                                  /s/ Peter M. Nomikos
                                          By: _________________________________
                                                      Peter M. Nomikos
                                              Chairman of the Board and Chief
                                                     Executive Officer

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Euan S. Thomson and Gerald J. Bojas, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Peter M. Nomikos            Chairman of the Board and    March 31, 2000
______________________________________  Chief Executive Officer
          (Peter M. Nomikos)            (Principal Executive
                                        Officer)

       /s/ Euan S. Thomson             President and Chief          March 31, 2000
______________________________________  Operating Officer
          (Euan S. Thomson)

       /s/ Gerald J. Bojas             Chief Financial Officer      March 31, 2000
______________________________________  and Treasurer (Principal
          (Gerald J. Bojas)             Financial Officer and
                                        Principal Accounting
                                        Officer)

    /s/ George N. Hatsopoulos          Director                     March 31, 2000
______________________________________
       (George N. Hatsopoulos)

     /s/ Roger D. Wellington           Director                     March 31, 2000
______________________________________
        (Roger D. Wellington)

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

 ***4.11 8% Promissory Note dated as of November 15, 1999 between the Company and PYC Corporation in the principal amount of $2,250,000.

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

  *10.7 Stock Option Agreements variously dated between certain directors and officers of the Company and the Company.

 Exhibit
   No.                                 Description
 -------                               -----------
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

   *10.20 Clinical Trial Agreement dated as of January 1, 1995 between the
          Tokyo Women's Medical College, Kintomo Takakura, M.D. and the
          Company.

   *10.21 Clinical Trial Agreement dated December 13, 1995, as amended, between the Company and Toshiba Medical Systems Co., Ltd.

   *10.22 Clinical Research Agreement dated as of November 1, 1995 between The
          Royal Free Hampstead (NHS), Felix Senanayake, M.D. and the Company.

   *10.24 Forms of Medical Advisory Board Agreements between the Company and members of its Medical Advisory Board.

 ***10.25 Development and Distribution Agreement between the Company and Carl
          Zeiss Oberkochen dated August 21, 1999 and exhibits thereto (portions of Page 2 of Schedule 1 and Pages 1-8 of Schedule 4.3(a) of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).

 ***10.26 SNN Member Agreement between the Company and Surgical Navigation
          Specialists Inc. dated June 30, 1999 and exhibits thereto.

 ***10.27 Loan Agreement between the Company and PYC Corporation dated November
          15, 1999 and exhibits thereto.

   *21.1  Subsidiaries of the Company.

 ***23    Consent of independent accountants.

 ***24.1  Power of Attorney (including in signature page to this Form 10-K).

 ***27    Financial Data Schedule.

--------
  * Filed as same numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.
 ** Filed as same numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
*** Filed herewith.