Form 10-Q
period 2000-04-01
PHOTOELECTRON CORP
filed 2000-05-12
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 1, 2000

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

7,843,454 shares of Common Stock, $.01 par value, were outstanding as of April 20, 2000.

                            PHOTOELECTRON CORPORATION

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED APRIL 1, 2000

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I -   FINANCIAL INFORMATION                                    Page
           ---------------------                                    ----

Item 1     Consolidated Financial Statements                          3

           Consolidated Balance Sheets at April 1,
              2000 and January 1, 2000                                3

           Consolidated Statements of Operations for
              the Three Months Ended
              April 1, 2000 and April 3, 1999                         4

           Consolidated Statements of Cash Flows for
              the Three Months Ended
              April 1, 2000 and April 3, 1999                         5

           Notes to Unaudited Consolidated Financial
           Statements                                                 6

Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8

Part II -  OTHER INFORMATION
           -----------------

Item 5     Other Information                                         11

Item 6     Exhibits and Reports on Form 8-K                          12

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET

                                                                                 April 1,       January 1,
                                                                                  2000            2000
                                                                             ------------     ------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................  $    676,899     $    134,104
     Accounts receivable ..................................................        66,180           87,500
     Inventories ..........................................................     1,473,833        1,437,557
     Prepaid expenses .....................................................       340,694          146,799
     Other current assets .................................................        15,295           32,272
                                                                             ------------     ------------
          Total current assets ............................................     2,572,901        1,838,232
                                                                             ------------     ------------

PROPERTY AND EQUIPMENT
     Computer equipment ...................................................       943,381          960,324
     Lab and production equipment .........................................       977,278          975,408
     Clinical site equipment ..............................................       858,573          978,898
     Sales demo equipment .................................................       148,450             --
     Furniture and fixtures ...............................................       177,883          177,883
     Leasehold improvements ...............................................       819,613          805,886
                                                                             ------------     ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENT, Less ................     3,925,178        3,898,399
ACCUMULATED DEPRECIATION AND AMORTIZATION .................................     3,026,989        2,872,636
                                                                             ------------     ------------
                                                                                  898,189        1,025,763
                                                                             ------------     ------------

          Total assets ....................................................  $  3,471,090     $  2,863,995
                                                                             ============     ============
                      LIABILITIES AND SHAREHOLDERS (DEFICIT) EQUITY
CURRENT LIABILITIES
     Accounts payable .....................................................  $    435,139     $    256,982
     Accrued expenses .....................................................       344,756          364,495
     Accrued payroll and benefits .........................................        86,932           75,690
     Accrued warranty expense .............................................       278,000          266,000
     Convertible subordinated notes .......................................       775,870          761,770
     Convertible notes payable ............................................     2,032,489          804,311
     Deferred revenue .....................................................       370,000           87,500
                                                                             ------------     ------------
          Total current liabilities .......................................     4,323,186        2,616,748
                                                                             ------------     ------------

SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value
          Authorized 7,500,000
          Issued and outstanding none at April 1, 2000 and
           January 1, 2000, respectively...................................          --               --
     Common  stock, $0.01 par value -
          Authorized 15,000,000
          Issued and outstanding 7,843,454 and 7,768,754 at
          April 1, 2000 and January 1, 2000, respectively .................        78,435           77,688
     Capital in excess of par value preferred stock .......................          --               --
     Capital in excess of par value common stock ..........................    39,036,414       38,641,184
     Deferred compensation ................................................        (9,986)          (9,986)
     Deficit accumulated during development stage .........................   (39,956,959)     (38,461,639)
                                                                             ------------     ------------
          Total shareholders' equity ......................................      (852,096)         247,247
                                                                             ------------     ------------
           Total liabilities and shareholders' equity .....................  $  3,471,090     $  2,863,995
                                                                             ============     ============

    The accompanying notes are an integral part of these financial statements

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                        ----------------------------------
                                                                        April 1, 2000        April 3, 1999
                                                                        -------------        -------------
                                                                         (Unaudited)          (Unaudited)

Revenues ......................................................         $   422,549          $   272,134
Cost of Goods Sold ............................................             109,967              124,420
                                                                        -----------          -----------
Gross Margin ..................................................             312,582              147,714
                                                                        -----------          -----------
Operating Expenses
          Research and Development expenses ...................         $   764,968          $   938,738
          Sales, general and administrative expenses ..........             747,853            1,329,835
                                                                        -----------          -----------
          Total operating expenses ............................           1,512,821            2,268,573
                                                                        -----------          -----------
          Operating loss ......................................          (1,200,239)          (2,120,859)
          Interest income .....................................              23,948               65,224
          Interest expense ....................................            (319,029)             (14,570)
                                                                        -----------          -----------
          Interest (expense) income, net ......................            (295,081)              50,654
                                                                        -----------          -----------
          Net loss ............................................         $(1,495,320)         $(2,070,205)
                                                                        ===========          ===========
          Basic and diluted net loss per share ................         $     (0.19)         $     (0.27)
                                                                        ===========          ===========
          Weighted average basic and diluted shares ...........           7,787,428            7,735,258

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                        April 1, 2000        April 3, 1999
                                                                                        -------------        -------------
                                                                                         (Unaudited)          (Unaudited)
Cash flows from operating activities:
     Net loss .................................................................         $(1,495,320)         $(2,070,205)
     Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization .......................................             154,353              158,887
     Noncash interest converted to subordinated notes .........................              42,278                 --
     Noncash interest expense on bridge financing .............................             276,751                 --
     Changes in current accounts Inventories ..................................             (36,276)
                                                                                                                (299,019)
     Accounts receivable ......................................................              21,320              189,504
     Prepaid expenses .........................................................            (193,895)
                                                                                                                  70,143
     Other current assets .....................................................              16,977              106,514
     Accounts payable .........................................................             178,157
                                                                                                                (172,297)
     Accrued expenses .........................................................               3,503
                                                                                                                 252,851
     Accrued expenses .........................................................             282,500                 --
                                                                                        -----------          -----------
       Net cash used in operating activities ..................................            (749,652)          (1,763,622)
                                                                                        -----------          -----------
Cash flows from investing activities:
     (Purchases) Maturation of held to maturity investments ...................                --              1,993,056
     (Purchases) of equipment and leasehold improvements ......................             (26,779)            (156,216)
                                                                                        -----------          -----------
       Net cash provided by (used in) investing activities ....................             (26,779)           1,836,840
                                                                                        -----------          -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock ...................................             119,226              235,075
     Proceeds from issuance of convertible notes ..............................           1,200,000                 --
     Payments of subordinated notes ...........................................                --                    156
                                                                                        -----------          -----------
         Net cash provided by (used in) financing activities ..................           1,319,226              235,231
                                                                                        -----------          -----------
Increase (decrease) in cash and cash equivalents ..............................             542,795              308,449
Cash and cash equivalents, beginning of period ................................             134,104            3,686,457
                                                                                        -----------          -----------
Cash and cash equivalents, end of period ......................................         $   676,899          $ 3,994,906
                                                                                        -----------          -----------


The fair value of warrants issued, in the amount of $276,751, has been recognized as non cash interest expense from the $2.25 million bridge financing from PYC Corporation.

   The accompanying notes are an integral part of these financial statements.

                            PHOTOELECTRON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 1, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. NET LOSS PER SHARE - During the first quarter of 2000 and 1999, basic and diluted net loss per share were calculated as follows:

                                     April 1, 2000     April 3, 1999
                                     -------------     -------------
Basic and Diluted:
     Net loss                         $(1,495,320)      $(2,070,205)
     Weighted average shares            7,787,428         7,735,258
     Basic net loss per share         $     (0.19)      $     (0.27)

   The computation of diluted earnings per share for April 1, 2000 and April 3, 1999 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of April 1, 2000, there were 836,517 of such options outstanding, with exercise prices ranging from $0.40 - $9.75 per share.

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

4. SUBSEQUENT EVENT -

   The Company has initiated a private placement to "accredited investors" (as defined in Regulation D under the Securities Act of 1933) of a minimum of $5,000,000 and a maximum of $10,000,000 of 10% senior convertible debentures. The Company intends to use the net proceeds of the private placement for general administrative expenses and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products. In addition, the Company intends to use the net proceeds of the private placement to repay the principal sum outstanding, if any, under the bridge loan (described below) that may be made to the Company by KSH Strategic Investment Fund I, LP ("KSH Fund"), an affiliate of the placement agent for the offering .

   The holders of the debentures will be entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, will be due and payable on May 1, 2005. The holders of the debentures will have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at the lesser of (i) the average closing bid price per share of the Company's common stock, as reported on the American Stock Exchange, on the five trading days preceding May 5, 2000 ($4.00) or (ii) the average closing bid price per share of the Company's common stock, as reported on the American Stock Exchange, on the five trading days preceding the first closing of the offering (the "Conversion Price").

   The placement agent for the offering will receive a cash commission equal to 6% of the aggregate purchase price of the debentures sold and a non-accountable expense allowance equal to 1% of the aggregate purchase price of the debentures sold, plus the reasonable fees and the actual disbursements of counsel to the placement agent. In addition, the Company will issue to the placement agent such number of warrants to purchase the Company's common stock, each entitling the placement agent to purchase one share of the Company's common stock, as will be equal to 10% of the number of shares of the Company's common stock into which the aggregate principal amount of the debentures sold at a closing is initially convertible. The warrants issued to the placement agent will be exercisable at any time for five years from the final closing of the offering at an exercise price per share of the Company's common stock equal to the weighted average Conversion Price of the debentures sold at each closing.

   The securities that will be sold in the offering have not been registered under the Securities Act or the securities laws of any state. The offering is being made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission, within sixty days following the final closing of the offering, a registration statement on Form S-3 (or such other form as applicable) with respect to the resale of shares of the Company's common stock issuable upon conversion of the debentures, as well as the shares of the Company's common stock issuable upon the exercise of the warrants issued to the placement agent.

   In connection with the offering, the KSH Fund has committed to make a bridge loan to the Company of up to a maximum principal sum of $500,000, without interest, against receipt of the proceeds of the offering. As consideration for the KSH Fund's making the commitment for the bridge loan, the Company issued to the KSH Fund warrants to purchase 11,000 shares of the Company's common stock. In addition, if the bridge loan is made by the KSH Fund to the Company, the Company will issue to the KSH Fund, on the date the bridge loan is made, up to an additional 44,000 warrants on the basis of 11,000 warrants for every $100,000 loaned, or a prorated portion thereof. The warrants issued for the commitment and any such additional warrants will have an exercise price equal to the average closing bid price of the Company's common stock, as reported on the American Stock Exchange, on the five trading days immediately preceding the date the warrants are issued, and will be exercisable for a period of five years following the final closing of the offering.

PART I:   FINANCIAL INFORMATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

The Company does not expect to be able to generate sufficient revenue in the near future for it to be able to continue operations without raising additional capital. Should the necessary funds not be available to the Company on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.

The Company was founded in 1989 and soon after focused its development efforts using photon radiosurgery technology. From this technology, the Company developed its PRS(TM) system. The Company's latest commercial version of the PRS system is the PRS400(TM) system. The key component of the PRS400 system is a miniature x-ray source, designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS400 system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The PRS400 system is protected by thirteen U.S. patents, with an additional nine patents pending. During 1999, the PRS400 system was integrated into new treatment systems designed to address an expanding range of clinical applications. These new products, known as the ACCUBEAM(TM) system and the INTRABEAM(TM) system, have been developed in collaboration with Carl Zeiss Oberkochen ("Carl Zeiss"), the Company's strategic partner. To date, the Company has not received any significant revenue from the sale of the PRS400 system.

The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of April 1, 2000, the Company had an accumulated deficit of approximately $40.0 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS400 system will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize the PRS, ACCUBEAM and INTRABEAM systems and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts with Carl Zeiss will begin to generate sales of the PRS, ACCUBEAM and INTRABEAM systems in the upcoming year. The Company anticipates that its research and development, sales and general and administrative expenses will increase minimally during 2000.

On July 27, 1998, the Company obtained a Section 510(k) marketing clearance for the PRS400 system which the Company developed for introduction as its first commercial product. Simultaneous with completion of PRS400 system product development, the Company completed the implementation of programs designed to ensure compliance with the FDA's cGMP standards. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling self-certification of the European Community Mark (CE). On December 18, 1998, the Company initiated commercial distribution of the PRS system. In

September 1999, the Company obtained a Section 510(k) marketing clearance from the FDA to market the system for radiotherapy treatments, regardless of treatment site.

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

In November 1999, the Company entered into a $2.25 million line of credit bridge financing with PYC Corporation. As of April 1, 2000, the Company had borrowed $2.0 million under the line of credit.


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

Revenue. The Company had revenues of $422,549 in the first three months of 2000, as compared with $272,134 in the first three months of 1999. The 2000 revenue is primarily the result of a sale of a PRS system to Children Memorial Hospital in Chicago, Illinois.

Research and development expenses. The Company's research and development expenses decreased by $173,770 from $938,738 in the first three months of 1999 to $764,968 in the first three months of 2000. The decrease primarily represents the Company's shift towards focusing on manufacturing and marketing efforts for the PRS400, ACCUBEAM and INTRABEAM systems. Additionally, the other factor contributing to the reduction was the reorganization of the Company in 1999.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $581,982 from $1,329,835 in the first three months of 1999 to $747,853 in the first three months of 2000. The principal reduction in costs can be attributable to the Company not having to incur costs of approximately $367,500, which is associated with the resignation of the former Vice-President and Chief Operating Officer of the Company. In addition, the Company realized cost savings from its reorganization in May 1999.

Interest income. Interest income decreased by $41,276 from $65,224 in the first three months of 1999 to $23,948 in the first three months of 2000. The decrease resulted from the continued expenditure of the Company's funds.

Interest expense. Interest expense increased by $304,459 from $14,570 in the first three months of 1999 to $319,029 in the first three months of 2000. Interest expense of $276,751 can be attributable to the fair value of the warrants issued to PYC Corporation in November 1999. It should be noted that this increase did not impact the cash flow of the Company.


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

Consolidated working capital was $(1,750,285) at April 1, 2000, compared with $(778,516) at January 1, 2000. Included in working capital are cash and cash equivalents of $676,899 at April 1, 2000, compared with $134,104 at January 1, 2000. During the first three months of 2000, the Company used $749,652 of cash for operating activities.

The Company used $26,779 of cash in the first three months of 2000 for fixed assets and leasehold improvements associated with its facility.

The Company received $119,226 of cash in the first three months of 2000 from the exercise of stock options to purchase Common Stock. The Company also received $1,200,000 of cash in the first three months of 2000 in the form of convertible debt from the bridge financing from PYC Corporation.

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

The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining FDA and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS, ACCUBEAM and INTRABEAM systems and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies. As of April 1, 2000, the Company estimates that its available cash and cash equivalents, remaining proceeds from the $2.25 million bridge loan from PYC Corporation and revenues earned in early 2000 from product sales will allow the Company to continue operations for approximately two to three months.

The Company is in the process of seeking additional debt or equity financing. There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all. If the Company raises additional funds through the issuance of equity securities or securities convertible into equity securities, dilution to existing shareholders will occur. No assurance can be given that the necessary funds will be available to the

Company on acceptable terms, if at all. Should the Company be unable to raise additional capital on acceptable terms, there is substantial doubt that the Company will be able to continue as a going concern.


PART II:  OTHER INFORMATION

Item 5:    OTHER INFORMATION

SUBSEQUENT EVENT

The Company has initiated a private placement to "accredited investors" (as defined in Regulation D under the Securities Act of 1933) of a minimum of $5,000,000 and a maximum of $10,000,000 of 10% senior convertible debentures. The Company intends to use the net proceeds of the private placement for general administrative expenses and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products. In addition, the Company intends to use the net proceeds of the private placement to repay the principal sum outstanding, if any, under the bridge loan (described below) that may be made to the Company by KSH Strategic Investment Fund I, LP ("KSH Fund"), an affiliate of the placement agent for the offering.

The holders of the debentures will be entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, will be due and payable on May 1, 2005. The holders of the debentures will have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at the lesser of (i) the average closing bid price per share of the Company's common stock, as reported on the American Stock Exchange, on the five trading days preceding May 5, 2000 ($4.00) or (ii) the average closing bid price per share of the Company's common stock, as reported on the American Stock Exchange, on the five trading days preceding the first closing of the offering (the "Conversion Price").

The placement agent for the offering will receive a cash commission equal to 6% of the aggregate purchase price of the debentures sold and a non-accountable expense allowance equal to 1% of the aggregate purchase price of the debentures sold, plus the reasonable fees and the actual disbursements of counsel to the placement agent. In addition, the Company will issue to the placement agent such number of warrants to purchase the Company's common stock, each entitling the placement agent to purchase one share of the Company's common stock, as will be equal to 10% of the number of shares of the Company's common stock into which the aggregate principal amount of the debentures sold at a closing is initially convertible. The warrants issued to the placement agent will be exercisable at any time for five years from the final closing of the offering at an exercise price per share of the Company's common stock equal to the weighted average Conversion Price of the debentures sold at each closing.

The securities that will be sold in the offering have not been registered under the Securities Act or the securities laws of any state. The offering is being made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission, within sixty days following the final closing of the offering, a registration statement on Form S-3 (or such other form as applicable) with respect to the resale of shares of the Company's common stock issuable upon conversion of the debentures, as well as the shares of the Company's common stock issuable upon the exercise of the warrants issued to the placement agent.

In connection with the offering, the KSH Fund has committed to make a bridge loan to the Company of up to a maximum principal sum of $500,000, without interest, against receipt of the proceeds of the offering. As consideration for the KSH Fund's making the commitment for the bridge loan, the Company issued to the KSH

Fund warrants to purchase 11,000 shares of the Company's common stock. In addition, if the bridge loan is made by the KSH Fund to the Company, the Company will issue to the KSH Fund, on the date the bridge loan is made, up to an additional 44,000 warrants on the basis of 11,000 warrants for every $100,000 loaned, or a prorated portion thereof. The warrants issued for the commitment and any such additional warrants will have an exercise price equal to the average closing bid price of the Company's common stock, as reported on the American Stock Exchange, on the five trading days immediately preceding the date the warrants are issued, and will be exercisable for a period of five years following the final closing of the offering.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(A)    EXHIBITS

    No.  DESCRIPTION
    ---  -----------
    27   Financial Data Schedule

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHOTOELECTRON CORPORATION

                                   By: /s/ Euan S. Thomson
                                      --------------------
                                   Euan S. Thomson
                                   President and
                                   Chief Operating Officer


                                   By: /s/ Gerald J. Bojas
                                       -------------------
                                   Gerald J. Bojas
                                   Chief Financial Officer and
                                   Treasurer


Dated:  May 12, 2000