Form 10-Q
period 2000-07-01
PHOTOELECTRON CORP
filed 2000-08-14
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended July 1, 2000

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

7,850,754 shares of Common Stock, $.01 par value, were outstanding as of August 8, 2000.

                           PHOTOELECTRON CORPORATION
--------------------------------------------------------------------------------

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JULY 1, 2000

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                       Page
PART I -   FINANCIAL INFORMATION
           ---------------------

Item 1     Consolidated Financial Statements             3

           CONSOLIDATED BALANCE SHEETS AT
              JULY 1, 2000 AND JANUARY 1, 2000           3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR
              THE THREE AND SIX MONTHS ENDED
              JULY 1, 2000 AND JULY 3, 1999              4

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
              THE SIX MONTHS ENDED
              JULY 1, 2000 AND JULY 3, 1999              5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS    6

Item 2     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                  8

PART II -  OTHER INFORMATION
           -----------------

Item 5     Other Information                            12

Item 6     Exhibits and Reports on Form 8-K             12

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                     JULY 1,       JANUARY 1,
                                                                                                      2000           2000
                                                                                                   ------------   ------------
                                                                                                   (UNAUDITED)
                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................................................  $  5,878,458   $    134,104
   Accounts receivable...........................................................................       169,344         87,500
   Inventories...................................................................................     1,428,984      1,437,557
   Prepaid expenses..............................................................................       297,522        146,799
   Investments Held to Maturity..................................................................            --             --
   Other current assets..........................................................................        16,573         32,272
                                                                                                   ------------   ------------
       Total current assets......................................................................     7,790,881      1,838,232
                                                                                                   ------------   ------------

PROPERTY AND EQUIPMENT
   Computer equipment............................................................................       960,600        960,324
   Lab and production equipment..................................................................       977,278        975,408
   Clinical site equipment.......................................................................     1,023,572        978,898
   Furniture and fixtures........................................................................       177,883        177,883
   Leasehold improvements........................................................................       819,613        805,886
                                                                                                   ------------   ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENT, Less                                            3,958,946      3,898,399
                                                                                                   ------------   ------------
ACCUMULATED DEPRECIATION AND AMORTIZATION........................................................     3,146,299      2,872,636
                                                                                                   ------------   ------------
   Net property and equipment....................................................................       812,647      1,025,763
                                                                                                   ------------   ------------
LONG TERM ASSETS
   Deferred offering costs.......................................................................     1,276,310             --
                                                                                                   ------------   ------------
       Total assets..............................................................................  $  9,879,838   $  2,863,995
                                                                                                   ============   ============

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
   Accounts payable..............................................................................  $    220,082   $    256,982
   Accrued expenses..............................................................................       260,408        364,495
   Accrued payroll and benefits..................................................................        64,408         75,690
   Accrued warranty expense......................................................................       338,000        266,000
   Deferred revenue..............................................................................            --         87,500
   Convertible subordinated notes................................................................            --        761,770
   Convertible note payable......................................................................            --        804,311
                                                                                                   ------------   ------------
       Total current liabilities.................................................................       882,898      2,616,748
                                                                                                   ------------   ------------

LONG TERM LIABILITIES
   10% Senior convertible debentures.............................................................    10,524,494             --
                                                                                                   ------------   ------------
       Total long term liabilities...............................................................  $ 10,524,494             --
                                                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value
       Authorized - 2,500,000
       Issued and outstanding - none at July 1, 2000 and January 1, 2000, respectively                       --             --
   Common  stock, $0.01 par value -
       Authorized - 20,000,000
       Issued and outstanding - 7,844,454 and 7,768,754 at July 1, 2000 and
       January 1, 2000, respectively.............................................................        78,445         77,688
   Capital in excess of par value - preferred stock..............................................            --             --
   Capital in excess of par value - common stock.................................................    40,638,193     38,641,184
   Deferred compensation.........................................................................        (9,986)        (9,986)
   Subscription receivable.......................................................................
   Deficit accumulated during development stage..................................................   (42,234,206)   (38,461,639)
                                                                                                   ------------   ------------
       Total shareholders' equity................................................................    (1,527,554)       247,247
                                                                                                   ------------   ------------
       Total liabilities and shareholders' equity................................................  $  9,879,838   $  2,863,995
                                                                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended           Six Months Ended             Period
                                                 ------------   ------------   ------------   ------------    from Inception
                                                     July 1,       July 3,        July 1,       July 3,       to July 1, 2000)
                                                      2000          1999           2000          1999         (January 4, 1989
                                                  -----------    -----------    -----------    -----------    ----------------
                                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)      (Unaudited)
Revenues                                          $   530,000   $         --    $   952,549    $   272,134       $  2,890,557
Cost of Goods Sold.............................       229,850             --        339,817        124,420          1,246,257
                                                  -----------    -----------    -----------    -----------       ------------
Gross Margin..................................        300,150             --        612,732        147,714          1,644,300
Operating Expenses
     Research and Development expenses........    $   707,858    $ 1,298,939    $ 1,472,826    $ 2,237,677       $ 29,208,694
     Sales, general and administrative expenses       961,550        702,145      1,709,403      2,031,980         14,172,453
                                                  -----------    -----------    -----------    -----------       ------------
     Total operating expenses.................      1,669,408      2,001,084      3,182,229      4,269,657         43,381,147
                                                  -----------    -----------    -----------    -----------       ------------
     Operating loss...........................     (1,369,258)    (2,001,084)    (2,569,497)    (4,121,943)       (41,736,847)
                                                  -----------    -----------    -----------    -----------       ------------
     Interest income..........................         13,979         44,285         37,928        109,509          1,986,696
     Interest expense.........................       (921,968)       (14,157)    (1,240,998)       (28,727)        (2,484,055)
                                                  -----------    -----------    -----------    -----------       ------------
     Interest income (expense), net...........       (907,989)        30,128     (1,203,070)        80,782           (497,359)
                                                  -----------    -----------    -----------    -----------       ------------
     Net loss.................................    $(2,277,247)   $(1,970,956)   $(3,772,567)   $(4,041,161)      $(42,234,206)
                                                  ===========    ===========    ===========    ===========       ============
     Basic and diluted net loss per share.....         $(0.29)        $(0.25)        $(0.48)        $(0.52)
                                                  ===========    ===========    ===========    ===========
     Weighted average basic and diluted shares      7,843,509      7,742,702      7,815,468      7,738,980

   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                   Period
                                                                                                               from Inception
                                                                                      Six Months Ended        (January 4, 1989
                                                                                July 1, 2000   July 3, 1999   to July 1, 2000)
                                                                                -------------  -------------  ----------------
                                                                                 (Unaudited)    (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss..................................................................... $(3,772,567)   $(4,041,161)     $(42,234,206)
   Adjustments to reconcile net loss to net cash used in
       Operating activities --
       Depreciation and amortization............................................     273,663        299,189         3,154,890
       Noncash interest converted to subordinated notes.........................      82,828             --         1,190,367
       Noncash salary converted to common stock.................................          --             --           250,000
       Noncash commission expense...............................................       4,576             --             4,576
       Noncash consulting expense...............................................     186,842             --           186,842
       Noncash research and development expense converted to subordinated notes.          --             --             9,000
       Noncash compensation expense.............................................          --             --         1,192,579
       Noncash interest expense bridge financing................................     638,696             --           672,486
       Noncash interest expense on 10% senior convertible debentures............     519,474             --           519,474
   Changes in current accounts --
   Inventories..................................................................       8,573       (318,814)       (1,428,714)
   Accounts receivable..........................................................     (81,844)       202,719          (169,344)
   Prepaid expenses.............................................................    (150,723)        75,309            10,678
   Other current assets.........................................................      15,699         98,869            63,638
   Accounts payable.............................................................     (36,900)       (48,961)          220,082
   Accrued expenses.............................................................     (43,369)      (159,636)          461,868
   Deferred revenue.............................................................     (87,500)            --                --
                                                                                 -----------    -----------      ------------
       Net cash used in operating activities....................................  (2,442,552)    (3,892,486)      (35,895,784)
                                                                                 -----------    -----------      ------------
Cash flows from investing activities:
   (Purchases) Maturation of held to maturity investments.......................          --        994,965                 -
   Purchases of equipment and leasehold improvements............................     (60,547)      (250,998)       (3,934,100)
   Loan to officer..............................................................          --             --           (80,211)
   Proceeds from sale of equipment and leasehold improvements...................          --             --             9,845
                                                                                 -----------    -----------      ------------
       Net cash (used in) provided by investing activities......................     (60,547)       743,967        (4,004,466)
                                                                                 -----------    -----------      ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock.......................................     121,976        257,067        18,685,512
   Proceeds from issuance of preferred stock....................................          --             --        13,385,370
   Proceeds from issuance of subordinated convertible notes.....................          --             --         6,122,000
   Proceeds from issuance of convertible notes payable..........................   1,450,000             --         1,450,000
   Proceeds from issuance of 10% senior convertible debentures..................  10,458,909             --        10,458,909
   Proceeds from issuance of warrants...........................................          --             --           236,453
   Deferred offering expenses...................................................    (684,523)            --        (1,157,529)
   Conversion of subordinated note payable......................................  (3,098,909)            --        (3,098,909)
   Payments under capital lease obligations.....................................          --             --           (40,735)
   Payments of subordinated notes...............................................          --        14 ,313          (262,363)
                                                                                 -----------    -----------      ------------
       Net cash provided by (used in) financing activities......................   8,247,453        271,380        45,778,708
                                                                                 -----------    -----------      ------------

Increase (decrease) in cash and cash equivalents................................   5,744,354     (2,877,139)        5,878,458
                                                                                 -----------    -----------      ------------
Cash and cash equivalents, beginning of period..................................     134,104      3,686,457                --
                                                                                 -----------    -----------      ------------
Cash and cash equivalents, end of period........................................   5,878,458        809,318         5,878,458
                                                                                 ===========    ===========      ============
Noncash financing activities:
   Non cash deferred offering expenses.......................................... $   591,787    $                $    591,787
                                                                                 ===========    ===========      ============
   Conversion of salary expense to common stock................................. $              $                $    250,000
                                                                                 ===========    ===========      ============
   Conversion of convertible subordinated notes to common stock................. $              $                $  5,278,892
                                                                                 ===========    ===========      ============
   Conversion of common stock to preferred stock................................ $              $                $  3,846,015
                                                                                 ===========    ===========      ============
   Capital lease obligation incurred for equipment.............................. $              $                $     40,383
                                                                                 ===========    ===========      ============
   Conversion of preferred stock to common stock................................ $              $                $     28,923
                                                                                 ===========    ===========      ============
   Conversion of convertible subordinated notes to warrants..................... $              $                $     47,000
                                                                                 ===========    ===========      ============

The fair value of warrants issued in connection with the $2,250,000 bridge financing from PYC Corporation, in the amount of $638,696, has been recognized as non-cash interest expense.

The total deferred offering costs of $1,276,310 consist of deferred cash offering costs in the amount of $684,523, and deferred non-cash offering costs in the amount of $591,787.

The fair value of warrants issued in connection with capital financing, to a consultant, in the amount of $186,842 has been recognized as non-cash general and administrative expense.

   The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED RESULTS - The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended January 1, 2000 included in the Company's Form 10-K filing with the Securities and Exchange Commission.

2. NET LOSS PER SHARE - During the first six months of 2000 and 1999, basic and diluted net loss per share were calculated as follows:



                                                     Three Months Ended                    Six Months Ended
                                                     ------------------                    ----------------
                                              July 1, 2000       July 3, 1999       July 1, 2000       July 3, 1999
                                           ------------------  -----------------  -----------------  -----------------
Basic:
     Net loss                                    $(2,277,247)       $(1,970,956)       $(3,772,567)       $(4,041,161)
     Weighted average shares                       7,843,509          7,742,702          7,815,468          7,738,980
     Basic net loss per share                    $     (0.29)       $     (0.25)       $     (0.48)       $     (0.52)

   The computation of diluted earnings per share for July 1, 2000 and July 3, 1999 excludes the effect of assuming the exercise of stock option outstanding and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of July 1, 2000 there were 982,417 of such options outstanding, with exercise prices ranging from $0.40 - $9.00 per share with expiration dates ranging from December 1, 2000 to July 30, 2009. As of July 1, 2000, there were securities convertible into 4,169,727 shares of common stock, with conversion prices ranging from $2.45 - $4.74 per share with expiration dates ranging from September 29, 2000 to June 30, 2005.

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

4. SENIOR CONVERTIBLE DEBT - In June 2000, the Company raised $10,458,909 in a private placement of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for repayment of short-term debt bridge financing and general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

   The placement agent for the offering received cash for commission and expenses in the amount of $515,200 plus $52,818 for fees and the actual disbursements of counsel to the placement agent. In addition, the Company issued to the placement agent warrants to purchase 184,000 shares of the Company's common stock. The Company recorded the fair value of the warrants in the amount of $577,954 as deferred offering costs. The Company also issued to an affiliate of the placement agent warrants to purchase 11,000 shares of the Company's common stock in consideration for a commitment to make a bridge loan to the Company. The fair value of these warrants in the amount of $22,750 were recorded as interest expense on the 10% Senior Convertible Debenture. The warrants issued to the placement agent and to the affiliate of the placement agent are exercisable at any time for five years from June 30, 2000, the final closing date of the offering, at an exercise price of $4.00 per share.

   As part of the $10,458,909 raised in the offering, the Company issued to PYC Corporation a 10% Senior Convertible Debenture with a face amount of $2,312,756 in exchange for the total amount due under the November 1999 $2.25 million line of credit bridge financing between the Company and PYC Corporation. As of April 7, 2000, the Company had drawn down $2,250,000 under the line of credit and had issued to PYC Corporation warrants to purchase an aggregate of 450,000 shares of the Company's Common Stock with an exercise price equal to the average closing price of the Company's Common Stock for the ten trading days preceding the draw made on the line of credit. The weighted average exercise price of the warrants is $3.29 per share. The fair value of the warrants issued, in the amount of $33,790, $276,751 and $361,945 has been recognized as non-cash interest expense in the 4th quarter of 1999, 1st quarter of 2000 and 2nd quarter of 2000, respectively. In addition, the Company issued to Peter M. Nomikos a 10% Senior Convertible Debenture with a face amount of $786,153, the total amount due to Mr. Nomikos under the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996.

   The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the Debentures. On June 30, 2000 the company increased the principal of the 10% Senior Convertible Debenture in the amount of $65,585 of accrued interest. Additionally, the Company recorded the fair value of these debentures in the amount of $22,545 as interest expense. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

   Interest expense attributable to a beneficial conversion feature resulting from the excess of the fair market value of the Company's Common Stock over the conversion price on the date of issuance of the debt, which amounted to $408,594, has been recognized in interest expense in the accompanying financial statements in accordance with the provision of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios".

5. SUBSEQUENT EVENT - On July 20, 2000, the Company announced the appointment of Timothy W. Baker as Chief Financial Officer of the Company replacing Gerald
   J. Bojas who elected to retire.


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

The Company was founded in 1989 and soon after focused its development efforts using photon radiosurgery technology. From this technology, the Company developed its PRS(TM) system. The Company's latest commercial version of the PRS system is the PRS400(TM) system. The key component of the PRS400 system is a miniature x-ray source, designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS400 system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The PRS400 System is protected by thirteen U.S. patents, with an additional ten patents pending. During 1999, the PRS400 system was integrated into new treatment systems designed to address an expanding range of clinical applications. These new products, known as the ACCUBEAM(TM) system and the INTRABEAM(TM) system, have been developed in collaboration with Carl Zeiss Oberkochen ("Carl Zeiss"), the Company's strategic partner. To date, the Company has not received any significant revenue from the sale of the PRS400 System.

The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of July 1, 2000, the Company had an accumulated deficit of approximately $42.2 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS400 system will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize the PRS, ACCUBEAM and INTRABEAM systems and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts with Carl Zeiss will begin to generate sales of the PRS, ACCUBEAM and INTRABEAM systems in the upcoming year. The Company anticipates that its research and development, sales and general and administrative expenses will increase minimally during 2000.

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

In addition to establishing its strategic alliance with Carl Zeiss, the Company joined the Surgical Navigation Network or SNN, a consortium of medical equipment companies that has established a shared, open-standard, image-based software system to support their products. By participating in the SNN consortium and utilizing its software system, the Company can integrate its miniature x-ray source with the products of other SNN members, including Philips, Agfa IMPAX, Aesculap and XLTEK. In addition, the SNN participants agree to promote each other's products on a non-exclusive basis, thus enhancing the Company's distribution capabilities. The software used by SNN is written and supported by SNS. SNS is currently working to integrate the Company's technology into the software platform shared by the other SNN member companies.

In June 2000, the Company raised $10,458,909 in a private placement of 10% senior convertible debentures to "accredited investors" (as defined in Regulation D under the Securities Act of 1933). The Company is using the net proceeds of the private placement for general administrative expenses, repayment of short-term debt bridge financing and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

The placement agent for the offering received cash for commission and expenses in the amount of $515,200 plus $52,818 for fees and the actual disbursements of counsel to the placement agent. In addition, the Company issued to the placement agent warrants to purchase 184,000 shares of the

Company's common stock. The Company also issued to an affiliate of the placement agent warrants to purchase 11,000 shares of the Company's common stock in consideration for a commitment to make a bridge loan to the Company. The warrants issued to the placement agent and to the affiliate of the placement agent are exercisable at any time for five years from June 30, 2000, the final closing date of the offering, at an exercise price of $4.00 per share.

As part of the $10,458,909 raised in the offering, the Company issued to PYC Corporation a 10% Senior Convertible Debenture with a face amount of $2,312,755.56 in exchange for the total amount due under the November 1999 $2.25 million line of credit bridge financing between the Company and PYC Corporation. In addition, the Company issued to Peter M. Nomikos a 10% Senior Convertible Debenture with a face amount of $786,153.34, the total amount due to Mr. Nomikos under the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996.

The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

The securities sold in the offering have not been registered under the Securities Act or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission, within sixty days following June 30, 2000, the final closing date of the offering, a registration statement on Form S-3 (or such other form as applicable) with respect to the resale of shares of the Company's common stock issuable upon conversion of the debentures, as well as the shares of the Company's common stock issuable upon the exercise of the warrants issued to the placement agent.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

     Revenue. The Company had revenue of $530,000 in the second three months of 2000, as compared with $0 in the second three months of 1999. This can be attributed to the company shipping a total of four miniature x-ray systems in the quarter, placing two domestically and two systems in Europe.

     Research and development expenses. The Company's research and development expenses decreased by $591,081 from $1,298,939 in the second three months of 1999 to $707,858 in the second three months of 2000. The decrease primarily represents the Company's shift towards focusing on manufacturing and marketing efforts for the PRS400, ACCUBEAM and INTRABEAM systems. Additionally, the other factor contributing to the reduction is the reorganization of the Company in 1999.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $259,405 from $702,145 in the second three months of 1999 to $961,550 in the second three months of 2000. The increase is primarily attributable to a one-time non-cash consulting expense of $186,842 to a consultant of the Company, for warrants to purchase 100,000 shares of the

Company's common stock for services related to future capital financing. The warrants issued are exercisable at any time for five years from May 1, 2000 at an exercise price of $3.50 per share.


     Interest income. Interest income decreased by $30,306 from $44,285 in the second three months of 1999 to $13,979 in the second three months of 2000, resulting from lower invested funds.

     Interest expense. Interest expense increased by $907,811 from $14,157 in the second three months of 1999 to $921,968 in the second three months of 2000. The majority of this increase is $815,833 of non-cash interest expense incurred as part of the $2.25 million PYC Corporation bridge loan and debenture offering.

SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

     Revenue. The Company had revenues of $952,549 in the first six months of 2000, as compared with $272,134 in the first six months of 1999. The 2000 revenue is primarily the result of the Company shipping a total of five miniature x-ray systems in the first six months, placing three domestically and two systems in Europe.

     Research and development expenses. The Company's research and development expenses decreased by $764,851 from $2,237,677 in the first six months of 1999 to $1,472,826 in the first six months of 2000. The decrease primarily represents the Company's shift towards focusing on manufacturing and marketing efforts for the PRS400, ACCUBEAM and INTRABEAM systems. Additionally, the other factor contributing to the reduction is the reorganization of the Company in 1999.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $322,577 from $2,031,980 in the first six months of 1999 to $1,709,403 in the first six months of 2000. The principal reduction in expense is attributable to the one time recognition of severance expense relating to a former officer of the Company.

     Interest income. Interest income decreased by $71,581 from $109,509 in the first six months of 1999 to $37,928 in the first six months of 2000, resulting from lower invested funds.

     Interest expense. Interest expense increased by $1,212,271 from $28,727 in the first six months of 1999 to $1,240,998 in the first six months of 2000. The majority of this increase is $1,092,584 of non-cash interest expense incurred as part of the $2.25 million PYC Corporation bridge loan and debenture offering.

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

Consolidated working capital was $6,907,983 at July 1, 2000, compared with $(778,516) at January 1, 2000. Included in working capital are cash and cash equivalents of $5,878,458 at July 1, 2000, compared with $134,104 at January 1, 2000. During the first six months of 2000, the Company used $2,442,552 of cash for operating activities.

The Company used $60,457 of cash in the first six months of 2000 for fixed assets and leasehold improvements associated with its facility.

The Company received $121,976 of cash in the first six months of 2000 from the exercise of stock options to purchase Common Stock. The Company also received $1,450,000 of cash in the first six months of 2000 in the form of bridge financing from PYC Corporation. The Company received $6,675,477 of proceeds after repayment of short-term debt and offering expenses from the 10% Senior Convertible Debenture which was completed on June 30, 2000.

The Company maintains medical product liability insurance with respect to its clinical trials which the Company believes contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company obtained product liability insurance covering the commercial use of its products.

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

PART II:  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION

SUBSEQUENT EVENT

On July 20, 2000, the Company announced the appointment of Timothy W. Baker as Chief Financial Officer of the Company replacing Gerald J. Bojas who elected to retire.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

     NO.                                                DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------
    10.1       Warrant Agreement dated May 1, 2000 by and between the Company and KSH Strategic Investment
               Fund I, LP and exhibits thereto.

    10.2       Warrant Certificate to purchase 11,000 shares of the Company's common stock issued to KSH
               Strategic Investment Fund I, LP.



    10.3       Warrant Agreement dated June 30, 2000 by and between the Company and KSH Investment Group,
               Inc. and exhibits thereto.

    10.4       Warrant Certificate to purchase 184,000 shares of the Company's common stock issued to KSH
               Investment Group, Inc.

     27        Financial Data Schedule.

(b)    REPORTS ON FORM 8-K

On June 20, 2000, the Company filed a Current Report on Form 8-K to announce that the Company's independent public accountants removed the going concern reference in the opinion previously issued to the Company in connection with the Company's audited financial statements for the fiscal year ended January 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                PHOTOELECTRON CORPORATION

                                By:/s/ Euan S. Thomson
                                   -------------------
                                   Euan S. Thomson
                                   President and Chief Executive Officer


                                By:/s/ Timothy W. Baker
                                   --------------------
                                   Timothy W. Baker
                                   Chief Financial Officer and Treasurer


Dated:  August 14, 2000