Form 10-Q
period 2000-09-30
PHOTOELECTRON CORP
filed 2000-11-14
CIK 921960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended September 30, 2000

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

                             --------------------

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                             --------------------

8,477,407 shares of Common Stock, $.01 par value, were outstanding as of November 1, 2000.

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I--   FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements...........................................................   3
           Consolidated Balance Sheets at September 30, 2000 and January 1, 2000.......................   3
           Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2000 and October 2, 1999......................................................   5
           Consolidated Statements of Cash Flow for the Nine Months Ended
           September 30, 2000 and October 2, 1999......................................................   6
           Notes to Consolidated Financial Statements..................................................   8
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.......  10

PART II--  OTHER INFORMATION

Item 5     Other Information...........................................................................  14
Item 6     Exhibits and Reports on Form 8-K............................................................  14

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEET


                                                                                    September 30,   January 1,
                                                                                    -------------   ----------
                                                                                         2000          2000
                                                                                       --------      --------
                                                                                     (Unaudited)
                                      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.................................................   $  2,021,935    $    134,104
     Accounts receivable.......................................................        265,821          87,500
     Inventories...............................................................      1,275,989       1,437,557
     Prepaid expenses..........................................................        348,407         146,799
     Investments Held to Maturity..............................................      4,019,249              --
     Other current assets......................................................          6,088          32,272
                                                                                  ------------    ------------
          Total current assets.................................................      7,937,489       1,838,232
PROPERTY AND EQUIPMENT
     Computer equipment........................................................        976,687         960,324
     Lab and production equipment..............................................      1,068,792         975,408
     Clinical site equipment...................................................      1,023,572         978,898
     Furniture and fixtures....................................................        183,104         177,883
     Leasehold improvements....................................................        864,420         805,886
                                                                                  ------------    ------------
PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENT...........................      4,116,575       3,898,399
                                                                                  ------------    ------------
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION.................................      3,259,653       2,872,636
                                                                                  ------------    ------------
     Net property and equipment................................................        856,922       1,025,763
                                                                                  ------------    ------------
LONG TERM ASSETS
     Deferred offering costs...................................................      1,234,662              --
                                                                                  ============    ============
          Total assets.........................................................   $ 10,029,073    $  2,863,995
                                                                                  ============    ============

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
     Accounts payable..........................................................   $    198,469    $    256,982
     Accrued expenses..........................................................        146,564         364,495
     Accrued payroll and benefits..............................................         81,084          75,690
     Accrued warranty expense..................................................        350,000         266,000
     Deferred revenue..........................................................             --          87,500
     Convertible subordinated notes............................................             --         761,770
     Convertible note payable..................................................             --         804,311
                                                                                  ------------    ------------
          Total current liabilities............................................        776,117       2,616,748
                                                                                  ------------    ------------
LONG TERM LIABILITIES
     10% senior convertible debentures.........................................     10,789,769              --
                                                                                  ------------    ------------
          Total long term liabilities..........................................     10,789,769              --
                                                                                  ------------    ------------
SHAREHOLDERS'(DEFICIT) EQUITY
     Preferred stock, $0.01 par value
          Authorized--2,500,000
          Issued and outstanding--none at September 30, 2000
                and January 1, 2000, respectively..............................             --              --
     Common stock, $0.01 par value
          Authorized--20,000,000

          Issued and outstanding--8,425,754 and 7,768,754 at September 30, 2000
          and January 1, 2000, respectively....................................         84,258          77,688
     Capital in excess of par value--preferred stock...........................             --              --
     Capital in excess of par value--common stock..............................     42,547,685      38,641,184
     Deferred compensation.....................................................        (91,236)         (9,986)

     Deficit accumulated during development stage..............................    (44,077,520)    (38,461,639)
                                                                                  ------------    ------------
          Total shareholders' (deficit) equity.................................     (1,536,813)        247,247
                                                                                  ------------    ------------
          Total liabilities and shareholders' (deficit) equity.................   $ 10,029,073    $  2,863,995
                                                                                  ============    ============


  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  Period
                                                                                                                  ------
                                                                                                              from Inception
                                                                                                              --------------
                                                        Three Months Ended           Nine Months Ended       (January 4, 1989
                                                  -----------------------------  -------------------------    ---------------
                                                                                                              to September 30,
                                                                                                              ----------------
                                                                                                                    2000)
                                                                                                                    ----
                                                    September 30,   October 2,    September 30,  October 2,
                                                   -------------    ----------    -------------  ----------
                                                       2000           1999            2000          1999
                                                     -------         -------         -------       -------
                                                    (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
Revenues..................................        $    167,960    $    262,500    $  1,120,509    $    534,634    $  3,058,517
Cost of Goods Sold........................              62,150         142,233         401,967         266,653       1,308,407
                                                  ------------    ------------    ------------      ----------     -----------
Gross Margin..............................             105,810         120,267         718,542         267,981       1,750,110
                                                  ------------    ------------    ------------      ----------     -----------
Operating Expenses
     Research and Development
        expenses..........................        $    811,460    $    768,785    $  2,284,286    $  3,006,462    $ 30,020,154
     Sales, general and
        administrative expenses...........             899,184         724,905       2,608,587       2,756,885      15,071,637
                                                  ------------    ------------    ------------    ------------    ------------
          Total operating expenses........           1,710,644       1,493,690       4,892,873       5,763,347      45,091,791
                                                  ------------    ------------    ------------    ------------    ------------
     Operating loss.......................          (1,604,834)     (1,373,423)     (4,174,331)     (5,495,366)    (43,341,681)
Interest income...........................              93,114          16,558         131,042         126,067       2,079,942
Interest expense..........................            (331,594)        (14,257)     (1,572,592)        (42,984)     (2,815,781)
                                                  ------------    ------------    ------------    ------------    ------------
Interest (expense) income, net............            (238,480)          2,301      (1,441,550)         83,083        (735,839)
                                                  ============    ============    ============    ============    ============
Net loss..................................        $ (1,843,314)   $ (1,371,122)   $ (5,615,881)   $ (5,412,283)   $(44,077,520)
                                                  ============    ============    ============    ============    ============
Basic and diluted net loss per share......        $      (0.23)   $      (0.18)   $      (0.72)   $      (0.70)
                                                  ============    ============    ============    ============
Weighted average basic and diluted
   shares.................................           7,873,775       7,754,254       7,834,904       7,744,072
                                                  ============    ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                     Period
                                                                                                                     ------
                                                                                                                 from Inception
                                                                                                                 --------------
                                                                                                                (January 4, 1989
                                                                                                                ----------------
                                                                                       Nine Months Ended        to September 30,
                                                                                  --------------------------    ----------------
                                                                                                                     2000)
                                                                                                                     -----
                                                                                   September 30,   October 2,
                                                                                   -------------   ----------
                                                                                       2000           1999
                                                                                       -----          ----
                                                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss...............................................................            $ (5,615,881)    $(5,412,283)  $(44,077,520)
  Adjustments to reconcile net loss to net cash used in operating activities
  --Depreciation and amortization......................................                 387,017         403,344      3,268,244
    Amortization of noncash offering expenses..........................                  64,503              --         64,503
    Noncash interest converted to subordinated notes...................                  82,828              --      1,190,367
    Noncash salary converted to common stock...........................                      --              --        250,000
    Noncash commission expense.........................................                   7,481              --          7,481
    Noncash consulting expense.........................................                 186,842              --        186,842
    Noncash research and development expense converted to
      subordinated notes...............................................                      --              --          9,000
    Noncash compensation expense.......................................                  23,556              --      1,216,135
    Noncash interest expense on bridge financing.......................                 638,696              --        638,696
    Noncash interest expense on 10% senior convertible debentures......                 851,068              --        851,068

  Changes in current accounts--
  Inventories..........................................................                 161,568        (427,312)    (1,275,719)
  Accounts receivable..................................................                (178,321)         80,129       (265,821)
  Prepaid expenses.....................................................                (201,608)         77,785        (40,207)
  Other current assets.................................................                  26,184         101,351         74,123
  Accounts payable.....................................................                 (58,513)        (86,132)       198,469
  Accrued expenses.....................................................                (128,537)         73,333        376,700
  Deferred revenue.....................................................                  87,500         (87,500)            --
                                                                                   ------------      ----------   ------------
    Net cash used in operating activities..............................              (3,840,617)     (5,102,285)   (37,293,847)
                                                                                   ------------      ----------   ------------
Cash flows from investing activities:
  (Purchases) Maturation of held to maturity investments...............              (4,019,249)      1,993,056     (4,019,249)
  Purchases of equipment and leasehold improvements....................                (218,176)       (268,375)    (4,091,729)
  Loan to officer......................................................                      --              --        (80,211)
  Proceeds from sale of equipment and leasehold improvements...........                      --              --          9,845
                                                                                   ------------      ----------   ------------
    Net cash (used in) provided by investing activities................              (4,237,425)      1,724,681     (8,181,344)
                                                                                   ------------      ----------   ------------
Cash flows from financing activities:

  Proceeds from issuance of common stock...............................               1,863,251         257,067     20,426,787
  Proceeds from issuance of preferred stock............................                      --              --     13,385,370
  Proceeds from issuance of convertible notes..........................               1,450,000              --      7,572,000
  Proceeds from issuance of 10% senior convertible debentures..........               7,360,000              --      7,360,000
  Proceeds from issuance of warrants...................................                      --              --        236,453
  Deferred offering expenses...........................................                (707,378)             --     (1,180,384)
  Payments under capital lease obligations.............................                      --              --        (40,735)
  Payments of subordinated notes.......................................                      --          28,570       (262,363)
                                                                                   ------------      ----------   ------------
    Net cash provided by (used in) financing activities................               9,965,873         285,637     47,497,128
                                                                                   ------------      ----------   ------------
Increase (decrease) in cash and cash equivalents.......................               1,887,831      (3,091,967)     2,021,935
                                                                                   ------------      ----------   ------------
Cash and cash equivalents, beginning of period.........................                 134,104       3,686,457             --
                                                                                   ------------      ----------   ------------
Cash and cash equivalents, end of period...............................               2,021,935         594,490      2,021,935
                                                                                   ============      ==========   ============
Noncash financing activities:
  Non cash deferred offering expenses..................................            $    591,787      $            $    591,787
                                                                                   ============      ==========   ============
Conversion of subordinated note payable to
 10% senior convertible debenture......................................            $  3,098,909      $            $  3,098,909
                                                                                   ============      ==========   ============
  Conversion of salary expense to common stock.........................            $                 $            $    250,000
                                                                                   ============      ==========   ============
  Conversion of convertible subordinated notes to common stock.........            $                 $            $  5,278,892
                                                                                   ============      ==========   ============
  Conversion of common stock to preferred stock........................            $                 $            $  3,846,015
                                                                                   ============      ==========   ============
  Capital lease obligation incurred for equipment......................            $                 $            $     40,383
                                                                                   ============      ==========   ============
  Conversion of preferred stock to common stock........................            $                 $            $     28,923
                                                                                   ============      ==========   ============
  Conversion of convertible subordinated notes to warrants.............            $                 $            $     47,000
                                                                                   ============      ==========   ============

         The fair value of warrants issued in connection with the $2,250,000 bridge financing from PYC Corporation, in the amount of $638,696, has been recognized as non-cash interest expense.

         The total deferred offering costs of $1,299,165 consist of deferred cash offering costs in the amount of $707,378 and deferred non-cash offering costs in the amount of $591,787.

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

2. Net Loss per Share--During the third quarter of 2000 and 1999, basic and diluted net loss per share were calculated as follows:

                                              Three Months Ended              Nine Months Ended
                                          ---------------------------    --------------------------
                                           September 30,  October 2,      September 30,  October 2,
                                          --------------  -----------    --------------  -----------
                                               2000          1999             2000          1999
                                              -------       -------          -------       -------
     Basic:
          Net loss.....................     $(1,843,314)  $(1,371,122)    $(5,615,881)   $(5,412,283)
          Weighted average shares......       7,873,775     7,754,254       7,834,904      7,744,072
          Basic net loss per share.....     $     (0.23)  $     (0.18)    $     (0.72)   $     (0.70)

The computation of diluted earnings per share for September 30, 2000 and October 2, 1999 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the year. As of September 30, 2000, there were 1,055,417 of such options outstanding, with exercise prices ranging from $0.40--$9.00 per share with expiration dates ranging from December 1, 2000 to July 30, 2009. As of September 30, 2000, there were securities convertible into 3,677,445 shares of common stock, with conversion prices ranging from $2.45--$4.74 per share with expiration dates ranging from January 27, 2002 to June 30, 2005.

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

4. Senior Convertible Debt--In June 2000, the Company raised $10,458,909 in a private placement of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for repayment of short-term debt bridge financing and general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

The placement agent for the offering received cash for commission and expenses in the amount of $515,200 plus $52,818 for fees and the actual disbursements of counsel to the placement agent. In addition, the Company issued to the placement agent warrants to purchase 184,000 shares of the Company's common stock. The Company recorded the fair value of the warrants in the amount of $577,954 as deferred offering costs. The Company also issued to an affiliate of the placement agent warrants to purchase 11,000 shares of the Company's common stock in consideration for a commitment to make a bridge loan to the Company. The fair value of these warrants in the amount of $22,750 was recorded as interest expense on the 10% senior convertible debentures. The warrants issued to the placement agent and to the affiliate of the placement agent are exercisable at any time for five years from June 30, 2000, the final closing date of the offering, at an exercise price of $4.00 per share.

As part of the $10,458,909 raised in the offering, the Company issued to PYC Corporation a 10% senior convertible debenture with a face amount of $2,312,755.56 in exchange for the total amount due under the November 1999 $2.25 million line of credit bridge financing between the Company and PYC Corporation. As of April 7, 2000, the Company had drawn down $2,250,000 under the line of credit and had issued to PYC Corporation warrants to purchase an aggregate of 450,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock for the ten trading days preceding the draw made on the line of credit. The weighted average exercise price of the warrants is $3.29 per share. The fair value of the warrants issued, in the amount of $33,790, $276,751 and $361,945 has been recognized as non-cash interest expense in the 4th quarter of 1999, 1st quarter of 2000, and 2nd quarter of 2000, respectively. In addition, the Company issued to Peter M. Nomikos a 10% senior convertible debenture with a face amount of $786,153.34, the total amount due to Mr. Nomikos under the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996.

Interest expense attributable to a beneficial conversion feature resulting from the excess of the fair market value of the Company's common stock over the conversion price on the date of issuance of the debt, which amounted to $408,594, has been recognized in interest expense in the accompanying financial statements in accordance with the provision of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company increased the principal of the 10% senior convertible debentures in the amount of $65,585 and $265,275 of accrued interest on July 1, 2000 and September 30, 2000, respectively. Additionally, the Company recorded the beneficial conversion feature associated with these debentures in the amount of $22,545 and $66,319 as interest expense on July 1, 2000 and September 30, 2000, respectively. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.


5. SUBSEQUENT EVENT--On October 19, 2000, the Company elected Dr. Leonard Laster to the Board of Directors of the Company to fill a vacancy created by the September 30, 2000 resignation of George N. Hatsopoulos from the Board. Dr. Laster was also elected to the Audit Committee of the Board.

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

     The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 30, 2000, the Company had an accumulated deficit of approximately $44.1 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the PRS400 system will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize the PRS, ACCUBEAM and INTRABEAM systems and make the transition to a manufacturing and marketing company. The Company anticipates that its research and development, sales and general and administrative expenses will decrease minimally during 2000.

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

     In June 2000, the Company raised $10,458,909 in a private placement of 10% senior convertible debentures to "accredited investors" (as defined in Regulation D under the Securities Act of 1933, as amended). The Company is using the net proceeds of the private placement for general administrative expenses, repayment of short-term debt bridge financing and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

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

     The debentures and warrants issued in the offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has filed a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the debentures, as well as the shares of the Company's common stock issuable upon the exercise of the warrants issued to the placement agent and the affiliate of the placement agent.

This registration statement, which is SEC File No. 333-44252, became effective at 4:00 p.m. on Thursday, September 21, 2000.

     In September 2000, PYC Corporation, the Company's largest shareholder, exercised a warrant to purchase 575,000 shares of the Company's common stock at an exercise price of $3.00 per share for a total of $1,725,000. The warrant was originally issued in conjunction with a 1992 subordinated debt financing.

Results of Operations

   Three Months Ended September 30, 2000 and October 2, 1999

     Revenue. The Company had revenue of $167,960 in the third quarter of 2000, as compared with $262,500 in the third quarter of 1999. The 2000 revenue can be attributed to a partial shipment of an INTRABEAM(TM) system in addition to the shipment of a microdensitometer.

     Backlog. The Company ended the third quarter of 2000 with a backlog of $319,500 reflecting the timing of orders received, as compared to a backlog of $0 for the third quarter of 1999. The Company expects to ship the backlog prior to the end of the current fiscal year.

     Research and development expenses. The Company's research and development expenses increased by $42,675 from $768,785 in the third quarter of 1999 to $811,460 in the third quarter of 2000. The increase reflects the Company's continued investment into the core miniature x-ray technology for alternative markets and applications.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $174,279 from $724,905 in the third quarter of 1999 to $899,184 in the third quarter of 2000. The increase is primarily attributable to a focused marketing effort specifically targeted towards promoting the Company's existing product lines in the medical community.

     Interest income. Interest income increased by $76,556 from $16,558 in the third quarter of 1999 to $93,114 in the third quarter of 2000. This increase resulted from investing the funds received from the Company's 10% senior convertible debenture private placement which was completed on June 30, 2000.

     Interest expense. Interest expense increased by $317,337 from $14,257 in the third quarter of 1999 to $331,594 in the third quarter of 2000. The interest expense in the third quarter of 2000 is non-cash interest expense incurred as part of the Company's 10% senior convertible debenture private placement which was completed on June 30, 2000.

   Nine Months Ended September 30, 2000 and October 2, 1999

     Revenue. The Company had revenues of $1,120,509 in the first nine months of 2000, as compared with $534,634 in the first nine months of 1999. This increase in revenue is primarily attributable to increased market penetration and sale of the Company's products.

     Research and development expenses. The Company's research and development expenses decreased by $722,176 from $3,006,462 in the first nine months of 1999 to $2,284,286 in the first nine months of 2000. The decrease primarily represents the Company's shift towards focusing on manufacturing and marketing efforts for the PRS400, ACCUBEAM and INTRABEAM systems. Additionally, the other factor contributing to the reduction is the reorganization of the Company in early 1999.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $148,298 from $2,756,885 in the first nine months of 1999 to $2,608,587 in the first nine months of

2000. The reduction primarily reflects the reorganization of the Company in early 1999 and is partially offset by the increase in marketing expenses incurred in the third three months of 2000 to promote the Company's existing product range in the market.

     Interest income. Interest income increased by $4,975 from $126,067 in the first nine months of 1999 to $131,042 in the first nine months of 2000. This increase resulted from investing the funds received from the Company's 10% senior convertible debenture private placement which was completed on June 30, 2000.

     Interest expense. Interest expense increased by $1,529,608 from $42,984 in the first nine months of 1999 to $1,572,592 in the first nine months of 2000. The interest expense incurred in the first nine months of 2000 is non-cash interest expense related to the Company's convertible debt.

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

     Consolidated working capital was $7,161,372 at September 30, 2000, compared with $(778,516) at January 1, 2000. Included in working capital are cash and cash equivalents of $2,021,935 at September 30, 2000, compared with $134,104 at January 1, 2000 and investments held to maturity of $4,019,249 at September 30, 2000, compared with $0 at January 1, 2000. During the first nine months of 2000, the Company used $3,840,617 of cash for operating activities.

     The Company used $218,176 of cash in the first nine months of 2000 for fixed assets and leasehold improvements associated with its facility.

     The Company received $1,863,251 of cash in the first nine months of 2000 from the exercise of stock options and a warrant to purchase common stock. The Company also received $1,450,000 of cash in the first nine months of 2000 in the form of bridge financing from PYC Corporation. The Company received $6,652,622 of net proceeds, after repayment of short-term debt and offering expenses, from the 10% senior convertible debenture private placement which was completed on June 30, 2000.

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

                          PART II: OTHER INFORMATION

ITEM 5:   OTHER INFORMATION.

Subsequent Event

     On October 19, 2000, the Company elected Dr. Leonard Laster to the Board of Directors of the Company to fill a vacancy created by the September 30, 2000 resignation of George N. Hatsopoulos from the Board. Dr. Laster was also elected to the Audit Committee of the Board.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

No.      Description
---      -----------
27       Financial Data Schedule.

   (b) Reports on Form 8-K

     Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                            PHOTOELECTRON CORPORATION

                             By: /s/ Euan S. Thomson
                                 -------------------
                                 Euan S. Thomson
                                 President and Chief Executive Officer

                            By:  /s/ Timothy W. Baker
                                 --------------------
                                 Timothy W. Baker
                                 Chief Financial Officer and Treasurer

Dated:  November 6, 2000