Form 10-K
period 2000-12-30
PHOTOELECTRON CORP
filed 2001-03-30
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _____________________ TO

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


       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (781) 861-2069
================================================================================

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
Common Stock, $.01 Par Value                    American Stock Exchange
================================================================================

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 15, 2001, there were 9,658,330 outstanding shares of common stock. The aggregate market value of shares of common stock held by non-affiliates of the registrant on that date, based on the last sale price for such stock on that date as reported by the American Stock Exchange, was $24,083,438.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Special Meeting in lieu of Annual Meeting of Stockholders of the Company on June 1, 2001 are incorporated by reference into Part III of this Report.

                            PHOTOELECTRON CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

  Item                                                                  Page
--------                                                              --------
                                                                       NUMBER
 NUMBER                                                               --------
--------
                                  PART I
1.    Business...........................................................  4

2.    Properties.........................................................  19

3.    Legal Proceedings..................................................  19

4.    Submission of Matters to a Vote of Security Holders................  19

                                 PART II
5.    Market for Registrant's Common Equity and Related Stockholder
      Matters............................................................  20

6.    Selected Financial Data............................................  21

7.    Management's Discussion and Analysis of Financial Condition and
      Results of Operation...............................................  21

8.    Financial Statements and Supplementary Data........................  26

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................  27

                                 PART III
10.   Directors and Executive Officers of the Registrant.................  27

11.   Executive Compensation.............................................  27

12.   Security Ownership of Certain Beneficial Owners and Management.....  27

13.   Certain Relationships and Related Transactions.....................  27

                                     PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  27

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


                                     PART I

Item 1.   BUSINESS.

OVERVIEW

  Photoelectron Corporation (the "Company" or "Photoelectron") is a medical device and technology company dedicated to developing, manufacturing and marketing innovative miniature x-ray technologies for the medical and industrial markets.

  Established in 1989 and based in Lexington, Massachusetts, Photoelectron has focused its development efforts on miniature x-ray technology. The Company is leveraging its miniature x-ray technology expertise into distinct markets including cancer treatment, intravascular radiation therapy, industrial x-ray, and radiation dosimetry. Regulatory approval and broad distribution channels for the Company's current products are being secured, to allow for international marketing and sales. To date, the Company has not received any significant revenue from the sale of its products.

  From the core technology, the Company developed its Photon Radiosurgery System (the "PRS"). The Company's latest commercial version of the PRS is the PRS400(TM) system (the "PRS400 system"). The key component of the PRS400 system is a miniature x-ray source, designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS400 system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The Company holds seventeen U.S. patents and has nine U.S. patent applications pending relating to the PRS400 system and associated technologies. On December 18, 1998, the Company initiated commercial distribution of the PRS400 system.

  Simultaneous with the completion of the PRS400 system, the Company qualified under the United States Food and Drug Administration's (the "FDA") current Good Manufacturing Practices ("cGMP"). The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling it to affix the CE Mark to its PRS products.

  In July 1998, the FDA approved the Company's application for market clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act") for intracranial treatment of tumors with the PRS400 system. In September 1999, the Company received Section 510(k) market clearance to use the PRS400 system for the treatment of tumors anywhere in the body.

  During 1999, the PRS400 system was integrated into a new treatment system designed to address an expanding range of clinical applications. This new product, known as the INTRABEAM(TM) system (the "INTRABEAM"), has been developed in collaboration with Carl Zeiss Oberkochen ("Carl Zeiss"). The INTRABEAM combines the PRS400 system miniature x-ray source with a counterbalanced surgical support stand, and is used for the delivery of Intra Operative Radiation Therapy ("IORT") treatment of any body site.

  In August 1999, the Company entered into a strategic relationship with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS throughout the world (except for Japan where Toshiba Medical Systems Co., Ltd. ("Toshiba") is the Company's distributor of the PRS) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

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

  In June 2000, the Company raised $10,458,909 in a private placement of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for general administrative expenses, refinancing of short-term debt bridge financing and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

  In July 2000, the Company produced a working prototype of a new system for delivering x-rays from inside blood vessels following an operation for clogged arteries (X-SEED(TM)). The X-SEED x-ray source uses a combination of lasers and high voltages to produce x-rays, a concept based on the Company's patented technology. The new miniature system is completely self-contained and its key components are less than 1 millimeter in diameter. Once development of this product is completed, it is intended that a clinical version of the system could be placed inside blood vessels to deliver a dose of radiation to the interior surface, sufficient to prevent restenosis after angioplasty or a stent procedure. This product is currently being developed for commercialization and is not anticipated to be approved for sale in the near term.

  In September 2000, PYC Corporation, the Company's largest stockholder, exercised a warrant to purchase 575,000 shares of the Company's common stock at an exercise price of $3.00 per share for a total of $1,725,000. The warrant was originally issued in conjunction with a 1992 subordinated debt financing.

  In October 2000, the Company produced a working prototype of a new miniature x-ray source for industrial x-ray fluorescence measurements (LASER-X(TM)). The LASER-X is designed to be incorporated into equipment used for non-destructive materials testing and to replace the radioactive sources that are currently used to provide radiation for fluorescence analysis. The external diameter of the new miniature x-ray tube is approximately 8 millimeters. Orders for the new miniature x-ray source for x-ray fluorescence have been received from two suppliers of portable x-ray fluorescence units with scheduled delivery dates through July 2001.

  In November 2000, the Company and Toshiba submitted to the Japan Ministry of Health an application for product approval of the PRS400 system. Toshiba is helping to develop and support clinical trials of the PRS400 system in Japan pursuant to an agreement between the Company and Toshiba entered into on December 13, 1995. The development and support of the clinical trials included purchasing two complete systems of the PRS400 system for use in the clinical trials, installing and maintaining the PRS400 system, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The Company and Toshiba expect to obtain product approval in Japan for the PRS400 system in the second half of 2001. Once regulatory approvals for the PRS400 system are obtained in Japan, Toshiba will serve as the Company's exclusive distributor in Japan.

  In February 2001, the Company signed an agreement with Cordis Corporation ("Cordis"), a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the X-SEED and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Under the terms of the agreement with Cordis, the companies will develop and manufacture an x-ray system based on Photoelectron's patented technology. The new system will include an integrated disposable x-ray tube and catheter and a delivery and control device to deliver intravascular radiation therapy. Both companies will manufacture components for the system, which will be co-labeled. Cordis will be responsible for the sales and marketing for the new x-ray system. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation made a $3.8 million equity investment in Photoelectron's common stock. The proceeds from the equity investment will assist in the funding of additional development required for the commercialization of X-SEED.

PRODUCTS

 Photon Radiosurgery System (PRS)

   The PRS is the first treatment system incorporating the PRS400 system technology. The first application of the Company's miniature x-ray source was the treatment of brain tumors using radiosurgery. For this application, the miniature x-ray source was attached to a `stereotactic frame,' a form of guidance system commonly used by neurosurgeons. The system for delivery of these stereotactically-guided radiosurgical treatments of brain tumors is the PRS, which enables the tip of the miniature x-ray source to be accurately inserted into the center of brain tumors to destroy the tumors from the inside. Since its development for the PRS, the miniature x-ray source has also been used to deliver focused radiation therapy at body sites other than the brain. In 1999, the FDA granted Section 510(k) market clearance for the PRS400 system, which is included in the latest version of the PRS, for use in the treatment of tumors throughout the body. The PRS400 system technology also forms the key element of the Company's INTRABEAM product. New applications for the PRS400 system, as incorporated into the INTRABEAM, include IORT for breast cancer, colo-rectal cancer and brain tumors.

  A complete PRS400 system consists of (i) equipment for clinical use in treating patients, principally consisting of the miniature x-ray source, its electronic control box and a standard computer-based treatment system; (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment and (iii) custom equipment for use in the laboratory to calibrate the output of the probe. The PRS400 system is also sold with various accessories, such as applicators, to irradiate, for example, body cavities or surfaces, and fixturing devices to support the x-ray probe during patient treatment. The PRS400 system miniature x-ray source delivers radiation directly to the tumor site from the tip of a minimally invasive, needle-like probe. Low energy x-rays are emitted in a spherical distribution around the tip of a small x-ray source. The system controls x-ray production precisely and enables radiation treatments to be delivered directly to the inside of a tumor, or tumor cavity, minimizing unwanted irradiation to surrounding healthy tissue.

 INTRABEAM System

  The INTRABEAM combines the PRS400 system with a sophisticated, counterbalanced surgical support stand and a set of specially designed applicators. It is designed to enable use of the PRS400 system miniature x-ray source at any body site. When combined with Photoelectron's range of applicators, it forms a revolutionary tool for IORT.

  IORT involves delivery of radiation therapy to a tumor cavity, immediately following surgical resection of the tumor, to reduce the likelihood of tumor recurrence. It is a technique that has been used on thousands of patients throughout the world with very encouraging results, but until now, logistical considerations have prevented its widespread adoption. The portability of Photoelectron's PRS400 system miniature x-ray source and INTRABEAM enables them to be used in any operating room. This reduces the logistical drawbacks involved in moving the patient to a radiation therapy ward during surgery. Instead, radiation treatments are delivered to the inside of a tumor cavity while the patient is still in the operating room, potentially enhancing clinical outcomes. Consequently, the INTRABEAM is now considered to be an enabling technology for IORT. The INTRABEAM has been used to deliver treatments for breast, colo-rectal and vaginal cancer, as well as brain tumors and skin lesions. Its role in routine radiation therapy treatments has become established at centers throughout the U.S., Europe and Japan. In addition, major on-going clinical trials, such as the London-based trial for breast cancer, may revolutionize the way in which radiation therapy treatments are delivered. The INTRABEAM incorporates the treatment applicators which the FDA has approved for sale in the United States.

  The PRS and INTRABEAM can deliver a range of radiation treatments that can be categorized as follows:

 .   Interstitial Treatments. Interstitial treatments are where the x-ray source is inserted directly into a tumor. Examples include the brain tumor treatments for which the x-ray source system was first designed, and image guided radiotherapy of small breast tumors. The x-ray source has also been used to treat other solid tumor targets, including gynecological tumors.

 .   Intraoperative Radiotherapy and Intracavity Radiotherapy Treatments.
    Intraoperative treatments are where the x-ray source is inserted into a tumor bed after removal of a tumor. Generally, these treatments make use of the Company's range of applicators to fill out the cavity and conform the target tissue to the radiation dose pattern. Examples include the breast after lumpectomy, and the brain and colo-rectal tumors after tumor resection. Intracavity treatments are those where the x-ray source is inserted into a body cavity and include gynecological treatments.

 .   Surface Radiotherapy. The Company has a range of applicators (currently for investigational purposes only), designed to confine radiation treatments to the surface of adjacent tissue. These were originally designed for treatment of skin disorders, but have since been proposed for intraoperative use where localized irradiation of small targets is thought to be beneficial.

  Other Potential Product Applications

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

  LASER-X(TM)

  Developed in 2000, LASER-X is Photoelectron's non medical miniature x-ray source for x-ray fluorescence analysis, a recognized method of measuring the atomic composition of a material. The process involves irradiating a sample with x-rays or gamma rays and then analyzing the resulting radiation emitted by the sample. This procedure can be used in a variety of applications, including environmental monitoring, testing for lead in paints, analysis of alloys and geological samples, testing of paints and pigments in works of art, and identification of the atomic composition of artifacts.

  The Company believes that LASER-X will be an OEM replacement for radioactive isotope sources in these industrial applications. It is a low-cost, versatile system that can be configured to fit into many of the small desktop and hand-held x-ray fluorescence units currently on the market. LASER-X offers many of the advantages of x-rays with the portability of a radioactive source. The x-ray tube makes use of a laser to provide the heating effect necessary for x-ray production, an approach based on the same principles used in Photoelectron's X-SEED product line. The use of a laser helps to ensure minimal power consumption and optimum system performance.

  Building on many of the patented technologies and ideas developed for its medical products line, LASER-X utilizes a miniature x-ray source with high radiation output but low power requirements compatible with battery operation. A laser provides the heating effect necessary for x-ray production. The product is currently in production with orders in house with scheduled delivery dates through July 2001. The Company believes LASER-X has several advantages over traditional radioactive x-ray fluorescence units, including the following:

 .   LASER-X can be turned off and will not emit radiation. In contrast, radioactive materials constantly emit radiation, which presents challenges in handling, storage and disposal.

 .   LASER-X provides a consistently high-intensity beam of x-rays. The radioactive materials used for x-ray fluorescence often provide a lower intensity beam, which will decay with time as the source itself decays.

 .   LASER-X eliminates the need for source replacement.

 .   The range of radiation energies emitted by a single LASER-X compares favorably with the limited range of energies emitted by a radioactive source. It is often necessary for users to purchase multiple radioactive sources to achieve a comparable range of measurement requirements.

  Dosimetry Products

  The small geometry of miniature x-ray sources presents unique measurement challenges, which led Photoelectron to develop a range of patented high-precision radiation dosimetry tools to measure the radiation characteristics of these devices. Photoelectron's dosimetry products have since gained acceptance by scientific groups, including the U.S. National Institute of Standards ("NIST"). Since 1994, NIST and Photoelectron have had "Cooperative Research and Development Agreements" ("CRADA") in place to evaluate measurement processes and practical usage of the Company's dosimetry systems. This has resulted in a wide variety of measurement applications being devised and tested, including:

 .   Measurement of relative dose distribution around High Dose Rate ("HDR")
    brachytherapy sources (sources used for cancer treatments).

 .   Measurement of relative dose distributions around Intravascular Radiation
    Therapy sources.

   It is intended that Photoelectron's radiation dosimetry products will include its patented Microdensitometer System and its patented, three-dimensional Plotting Tank. The Microdensitometer System uses a self-developing film, camera system and computer to provide high-precision information about the radiation dose surrounding small radiation sources. It is intended that this system will be supplemented by a range of measurement tools and disposable, calibrated films to support the various applications. The three-dimensional Plotting Tank is currently included as part of the package of quality assurance tools for the PRS400 system. NIST has been utilizing a prototype of this system for some time, and it has proven valuable in performing precise measurements around small radioactive sources. As with the Microdensitometer System, a CRADA is in place with NIST to formalize the assessment process. Development work must still be completed before the Plotting Tank is released as a product.

  During 2000, beta-test versions of these dosimetry products were installed at several hospitals and manufacturing facilities, where they are used on a variety of small radioactive sources.

  X-SEED(TM)

  The Company plans that X-SEED will be Photoelectron's new disposable miniature x-ray source, based on the Company's patented technology. Currently under development, it uses a combination of laser and high voltages to produce x-rays. The key components of this source are less than 1 millimeter in diameter and are designed to be placed at the end of a fine, flexible cable. X-SEED systems will incorporate many of the elements from the PRS400 system, which likely will enable cost efficiency and rapid development.

  X-SEED is designed to replace the small radioactive seeds currently used for medical treatments such as intravascular radiation therapy and brachytherapy for tumor treatments, two significant and complementary markets. X-SEED, therefore, can represent major new market opportunities for Photoelectron. The Company believes that X-SEED technology is appropriate for meeting the requirements of the intravascular market. Using Photoelectron's patented approach of miniaturization, an x-ray source small enough to be inserted into a blood vessel will be created. The need for such a small x-ray source stems from clinical work demonstrating that radiation can prevent restenosis (i.e., frequent postoperative reclogging) of blood vessels following angioplasty and stent placement.

  The Company believes X-SEED has several advantages over radioactive materials, including the following:

 .   Elimination of universal environmental concerns over radioactive material handling management and disposal.
 .   X-SEED is a controllable radiation source. No radiation remains after the source is turned off.
 .   Controllable radiation output tends to enable optimized treatment outcomes.
 .   X-SEED likely provides increased market access to hospitals without facilities for handling radioactive materials.
 .   Overall treatment costs are likely to be less than treatments involving radioactive materials; resource requirements will, therefore, likely be significantly reduced.

  In early 2001, Photoelectron Corporation and Cordis announced a strategic relationship. The agreement between the two parties covers the co-development and co-manufacture of an x-ray system for the delivery of intravascular radiation therapy. Cordis, a world leader in intravascular technology focused on therapeutic solutions, will exclusively market and sell the x-ray system, which will incorporate X-SEED, on behalf of the two companies.

  The Company believes that the X-SEED technology also has potential for tumor therapy with minimal modifications from the intravascular product. Brachytherapy places radiation sources inside tumor tissue to destroy tumor cells. The small dimensions of X-SEED may make it an effective replacement for the radiation sources currently used. This application of the X-SEED will need further exploration and development.


MEDICAL ADVISORY BOARD

  The Company's Medical Advisory Board consults with the Company's Board of Directors and senior management from time to time as requested by the Company's Board of Directors and as the schedules of the members of the Medical Advisory Board permit. These consultations provide general advice to the Company on its business and products. The members of the Medical Advisory Board are employed on a full-time basis by employers other than the Company. In addition, the members have commitments to, or consulting, advisory or other contractual relationships with, other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest.

  The following individuals currently serve as members of the Medical Advisory
Board:

                   NAME                                                  POSITION
                   ----                                                  --------
Nicholas T. Zervas, M.D. (Chairman)......   Distinguished Higgins Professor of Neurosurgery, Harvard Medical
                                            School, Boston, Massachusetts; Visiting Neurosurgeon,
                                            Massachusetts General Hospital, Boston, Massachusetts

Michael Baum, ChM. FRCS..................   Professor of Surgery, The Institute of Surgical Studies, University
                                            College, London Medical School, London, England


Basil S. Hilaris, M.D., FACR.............   Professor and Chairman of the Department of Radiation Oncology,
                                            Our Lady of Mercy Medical Center, New York Medical College,
                                            Bronx, New York

Christoph B. Ostertag, M.D...............   Professor and Director of Department of Stereotactic Neurosurgery,
                                            Neurosurgical University Clinic, Albert-Ludwigs University,
                                            Freiburg, Germany

Kintomo Takakura, M.D., Ph.D.............   Director of Neurosurgical Institute, President and Professor of
                                            Neurosurgery, Tokyo Women's Medical College, Tokyo, Japan

Jay S. Loeffler, M.D.....................   Professor of Radiation Oncology, Harvard Medical School;
                                            Chairman, Department of Radiation Oncology,
                                            Massachusetts General Hospital, Boston Massachusetts

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


MARKETING AND SALES

  A major marketing initiative commenced in 2000 and will continue into 2001. The initiative is aimed at raising awareness of Photoelectron products and technologies in the medical, non-medical, patient and investment communities. In 2000, this initiative included the launch of a new website, attendance at major domestic and international radiation oncology and surgical oncology trade shows, and a series of dedicated symposia where experienced physicians presented to the medical community clinical data and case studies utilizing Photoelectron's products.

  In August 1999, the Company entered into a strategic alliance with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS throughout the world (except for Japan where Toshiba is the Company's distributor of the PRS) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS in the same territory for all other clinical applications. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field. To reflect the expansion in the range of treatments and products utilizing the PRS400 system, Photoelectron has now begun to establish a world network of specialized radiation therapy equipment distributors to work alongside Carl Zeiss. These distributors are likely to distribute the Company's dosimetry products once the development phase for these products is completed. As part of the Company's renewed marketing campaign, Photoelectron has developed new sales and support materials, including a CD-ROM presentation, brochures and clinical case studies.

  To best serve the diverse x-ray fluorescence market, Photoelectron has positioned itself as an independent OEM supplier of LASER-X to companies manufacturing fluorescence measurement units.

  The Company intends to identify other distribution partners as the range of its products and clinical applications develop.


CLINICAL TRIALS

  Having obtained Section 510(k) market clearance from the FDA to market its miniature x-ray source for use anywhere in the body, the Company has focused its attention on the development of the tools and technology to expand the range of accepted clinical applications. In general, these are technical developments rather than clinical trials. There are, however, certain clinical trials on-going using the technology that could markedly expand the range of accepted uses of the system. Such trials include treatments for colo-rectal cancer at the Cleveland Clinic and treatment of breast cancer at New York Medical College.

  The most significant trial involves the Company's intraoperative radiotherapy product line which has been used to provide an intraoperative radiation boost dose, following lumpectomy. One further development of this approach is being pioneered at the Middlesex Hospital (London, UK) where Professor Michael Baum has initiated a clinical trial to evaluate whether the INTRABEAM can be used as the only radiation treatment for breast cancer. If positive results are obtained, this study could significantly change the established approach to treatment which uses a fractionated course of radiation treatment spread over several weeks. The time taken to complete this trial will depend on the rate of patient accrual but will certainly take several years to assess. Several U.S. hospitals have also expressed an interest in participating in similar trials.


PATENTS AND PROPRIETARY RIGHTS

  A U.S. patent directed to the base PRS400 system technology was issued to the Company in October 1992. Two patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering. From 1994 through 1996, three U.S. patents directed to use of the PRS to treat brain tumors were issued to the Company. A U.S. patent, directed to a flexible probe PRS for endoscopic purposes, was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS. One U.S. patent issued in 1996, one U.S. patent issued in 1997, and one pending U.S. patent application are directed to use of the PRS to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. The Company was issued two other patents in 1997 relating to accessory equipment, including the Company's CCD microdensitometer. The Company has five additional patents and eight additional pending U.S. patent applications, and has foreign patent applications in selected foreign countries which correspond to certain of its U.S. patent applications.

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

  The Company intends to implement the necessary operational systems to support the successful commercial production of the PRS, INTRABEAM, LASER-X, X-SEED and any other products. Specifically, the Company intends to continue to pursue or maintain full functional compliance with ISO 9001, EN46001, and the FDA's cGMP standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance. The Company engaged British Standards Institution ("BSI"), a registered Notified Body, to certify its compliance with BS EN ISO9001:1994 (ISO9001) standards for a quality management system. BSI issued to the Company a Certificate of Registration signifying compliance with the requirements of BS EN ISO9001:1994 on September 22, 1997. Subsequently, the Company engaged BSI to assess its compliance to Annex II Section 3 of the Medical Device Directive (93/42/EEC), the applicable regulations pertaining to the design manufacture and other aspects of medical devices intended to be distributed in the European Community (the "EC"). On May 13, 1998, BSI issued an EC-Certificate to the Company signifying its compliance with requirements stipulated in Annex II Section 3 of the Medical Device Directive.


COMPETITION

  The medical and industrial device industry is highly competitive. The Company believes that there are numerous universities, research institutions and medical device, chemical and biotechnology companies that are engaged in the development of cancer treatment and disease therapies. Many of these entities have substantially greater technical, financial and regulatory resources than the Company and may be better equipped to develop, manufacture, and market their products.

  In order to achieve successful commercialization of the PRS and INTRABEAM, the Company will need such products to compete with established radiation therapy devices such as Linear Accelerators and the Gamma Knife(TM). In addition the Company will need to compete with lesser known radiation therapies such as proton beam treatment and brachytherapy. The Company is also aware of various other cancer tumor treatment methods currently under development. Any of these other treatment methods, if successfully developed, could have a different approach or means of accomplishing the intended purposes of the Company's product. As a result, one of these methods may render the Company's technology non-competitive. While the Company believes that the PRS and INTRABEAM offer certain therapeutic, operational, and economic advantages over the cancer treatment methods likely to compete with them, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

  In order to achieve successful commercialization of the X-SEED, the Company will need the X-SEED to compete with current radiation therapy devices that utilize beta and gamma radioactive sources for intravascular radiation therapy. In addition the Company will possibly need to compete with other manufacturers of miniature x-ray sources. The Company is also aware of various other intravascular treatment methods currently under development such as drug coated stents. Any of these other treatment methods, if successfully developed, could have a different approach or means of accomplishing the intended purposes of the Company's product. As a result, one of these methods may render the Company's technology non-competitive. While the Company believes that the X-SEED offers certain therapeutic, operational, and economic advantages over the treatment methods likely to compete with it, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

  In order to achieve successful commercialization of the LASER-X, the Company will need the LASER-X to compete with radioactive isotope sources currently used for industrial x-ray fluorescence applications. In addition the Company will possibly need to compete with other manufacturers of miniature x-ray sources for industrial applications. As a result, the Company's technology could become non-competitive. While the Company believes that the LASER-X offers certain operational and economic advantages over the currently used radioactive isotope sources likely to compete with it, there can be no assurance that the Company will be able to compete successfully within this highly competitive market.

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


GOVERNMENT REGULATION

 U.S.

  The PRS, INTRABEAM and X-SEED are subject to regulation in the United States by the FDA. Manufacturers of medical devices must comply with applicable provisions of the FDC Act, the Safe Medical Devices Act of 1990 (the "SMDA"), the Modernization Act of 1997, and certain associated regulations governing the safety, effectiveness, design, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information after initiating distribution. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS, INTRABEAM and X-SEED, can be marketed. The Company intends to continue to pursue a strategy intended to result in marketing clearance of as many products and components as possible as quickly as possible in order to maximize flexibility in marketing.

  FDA authorization to commercially distribute a new device can be obtained in one of two ways, depending on the device. The first process (which is the more comprehensive of the two) applies to a new device that is not substantially equivalent to an existing, legally marketed product, and requires generally that the Company establish the safety and effectiveness of the device through specific procedures. A Premarket Approval ("PMA") application must be submitted to the FDA that contains, among other things, the results of clinical trials performed pursuant to FDA-approved protocols. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the device subject to the PMA must pass an FDA pre-approval inspection. The PMA process can be expensive, uncertain and lengthy, often requiring several years to complete.

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

  In February 1998 the Company filed a Section 510(k) pre-market notification with respect to the current model containing the Company's core technology, the PRS400 system, for the treatment of intracranial tumors. In July 1998, the FDA granted Section 510(k) marketing clearance for the PRS400 system for use in the irradiation of intracranial tumors. In September 1999, the FDA granted Section 510(k) marketing clearance for the PRS400 system for radiation treatments, without restriction to particular body sites, and the Company also received clearance to utilize a range of applicators for use with the PRS400 system in intraoperative radiotherapy. The Company believes that the Section 510(k) market clearance for the PRS400 system can also be applied to the INTRABEAM.

  The regulatory path for the Company's X-SEED, for use in intravascular radiation therapy, will be determined in conjunction with the Company's strategic ally, Cordis Corporation. Under the terms of the development agreement, Cordis is responsible for regulatory submissions and the funding of any clinical trials required for the approval of the device for intravascular radiation therapy. The X-SEED is currently under development and no regulatory filings are likely to be made for at least three years.

  In addition to the clearance and approval procedures described above, the FDA also imposes various requirements on manufacturers and sellers of medical devices under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting requirements. Prior to selling a product, a company's manufacturing operations need to comply with the FDA's cGMP standards. The Company believes that the combination of its ISO9001 registration and satisfaction of the prerequisites for use of the CE Mark is sufficient for the Company's PRS products to comply with the FDA's cGMP standards.

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

  In order to have the capacity to examine a large number of new products, the National Competent Authorities have mandated "Notified Bodies" (non-governmental organizations) to act as their agents and qualify manufacturers equipment in accordance with EC standards. The Company is thereby able to affix the CE Mark to its PRS products, including the INTRABEAM system, and to freely distribute them within the EC and cooperating countries.

  Sales of medical devices within other jurisdictions outside the U.S. and Europe are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in a foreign country may be longer or shorter than that required for FDA approval, and the requirements for obtaining such approvals may also be different.


THIRD PARTY REIMBURSEMENT

  The Company's ability to generate revenues from the manufacturing and marketing of the PRS, INTRABEAM and X-SEED in the United States will depend in large part upon whether they qualify for reimbursement from third party payors. Such third party payors include, among other sources, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. As a general matter, each third party payor has developed independent criteria for determining whether a particular device or treatment modality should be reimbursable and the Company cannot predict whether or to what extent the PRS, INTRABEAM and X-SEED will gain acceptance for reimbursement with any third party payors. The Company believes, however, that the reduced capital and operation costs of these systems, when compared to competing modalities together with the expected lower hospitalization costs, will encourage third party payors to provide reimbursement for system-based procedures.

  In addition, many third party payors in the U.S., including the federal Medicare program and many state Medicaid programs, have shifted or are planning to shift to partially or fully capitated systems. Under such systems, providers receive either a fixed payment amount per diagnosis or general treatment approach regardless of the specific treatment modality, or a fixed payment amount to provide for all the care needs of a patient over time regardless of illness. To the extent that the PRS, INTRABEAM and X-SEED are comparatively more cost effective than existing treatment modalities, providers subject to partial or fully capitated systems will have an incentive to utilize them. The Company will provide ongoing assistance for all customers through a user's group information base and the general exchange of coding, cost and general reimbursement information.

  The level of revenues and profitability of sales of medical devices may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means and the initiatives of third party payors with respect to the availability of reimbursement. For example, in the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to subject pricing or profitability of medical devices to governmental control. Although the Company cannot predict what legislative reforms may be proposed or adopted or what actions federal, state or private payors for health care products may take in response to any health care reform proposals or legislation, the existence and pendency of such proposals could affect the Company.

  With respect to health care reimbursement in the EC, the Company believes there are presently no EC-wide reimbursement procedures. The majority of the EC member nations each have a dominant national health service with distinct and unique reimbursement policies and procedures. In addition, private insurers within the EC offer a great variety of benefits. With the

Medical Devices Directive becoming mandatory in the EC, the principal prerequisite for reimbursing a procedure involving new medical equipment is obtaining a CE Mark.

  Other foreign countries also have their own health care reimbursement systems, and there can be no assurance that third party reimbursement will be made available to the Company under any foreign reimbursement system.

EMPLOYEES

  As of December 30, 2000, the Company had 30 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  We wish to caution readers that in addition to the important factors described elsewhere in this Report, the following important factors, among others, sometimes have affected, and in the future could affect, our business, financial condition, or operating results. If any of the possible adverse events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.


WE ARE AN EARLY STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND YOUR BASIS FOR EVALUATING US IS LIMITED.

  We were incorporated in January of 1989 and have thus had a relatively short operating history. We are still in the process of commercializing treatment systems based on the PRS400 system, our core technology for the treatment of cancer. We may not succeed in completing commercialization of our product range. We have only sold 14 systems based on the PRS400 system, and may not be able to sell any more systems based on the PRS400 system technology. The LASER-X x-ray source for industrial applications has just been introduced and there is no assurance that market acceptability and commercial viability will be achieved. The development program for the X-SEED disposable x-ray source is in its infancy and there can be no assurance of a successful development and/or commercialization of this product.


WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND ANTICIPATE FURTHER SUBSTANTIAL LOSSES.

  We have experienced significant operating losses in each year since our incorporation, primarily due to the cost of substantial research and development of the PRS400 system. As of December 30, 2000, we had an accumulated deficit of approximately $46.2 million and expect to continue to incur losses until we generate revenues to offset the funds spent on commercializing our products. Our ability to achieve profitable operations will depend, in large part, on whether we can successfully commercialize the PRS, INTRABEAM, X-SEED, LASER-X or any other products, and whether we can effectively make the transition to a manufacturing and marketing company. It is possible that the PRS, INTRABEAM, X-SEED, LASER-X and other products will never gain commercial acceptance, and we may never generate significant revenues or achieve profitability. For these reasons, we believe we will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than our current losses.


WE HAVE SIGNIFICANT CAPITAL NEEDS AND WE MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL.

    We have expended, and will continue to expend, substantial funds on the following:

 .   Research and development of the PRS400 system, INTRABEAM, LASER-X, X-SEED and other products;

 .   Establishing commercial scale manufacturing in our own facilities or in the facilities of others; and

 .   Marketing the PRS, INTRABEAM, LASER-X, X-SEED and other products.


  Our future capital requirements will depend on a variety of factors, including the following:


 .   Time and costs involved in obtaining further regulatory approvals;

 .   Market acceptance of the PRS, INTRABEAM, LASER-X, X-SEED and any of our
    other products;

 .   Expense and results of our continued scientific research and development programs;

 .   Time and costs expended in filing, prosecuting, and enforcing patent claims;
    and

 .   Development of competing technologies.

  We expect that we will use available cash including the net proceeds from the February 2001 equity investment by Johnson & Johnson Development Corp. to pay for these capital requirements for the next 12 months. Thereafter, we may not be able to find additional financing on acceptable terms, if at all.


OUR CUSTOMERS MAY NOT BE REIMBURSED BY THIRD PARTY PAYORS WHICH COULD REDUCE OUR REVENUES.

  The ability of our customers to be reimbursed for the cost of our medical products and related treatments from third party payors will have a significant impact on our ability to commercialize our products. Such third party payors include, among others, private insurance companies, self-insured employers, health maintenance organizations, and federal and state sources of payment under the Medicare and Medicaid programs. There is no uniform policy on reimbursement among third party payors, and the PRS and INTRABEAM or any of our other products may not qualify for reimbursement. In addition, foreign countries have their own health care reimbursement systems, and we may not qualify for reimbursement from such foreign third party payors.

  In addition, the continuing efforts of many third party payors to reduce the costs of health care by decreasing reimbursement rates, or limiting or prohibiting reimbursement for certain services or devices, may have an adverse effect on our revenues. Furthermore, legislative proposals to reform government health care insurance programs, including the Medicare and Medicaid programs, could have a significant impact on the purchase of health care services and products and could result in lower prices and reduced demand for our products. We are unable to predict whether such proposals will be enacted or whether other health care legislation or regulation affecting our business may be proposed in the future.


WE ARE STILL WAITING FOR SOME REGULATORY CLEARANCES IN ORDER TO MARKET THE PRS AND INTRABEAM

  The PRS and INTRABEAM have not been approved for commercial use in all countries outside the U.S. and Europe, including Japan. The PRS and INTRABEAM are subject to extensive regulation in the U.S. by the FDA, and, in many instances, by comparable agencies in foreign countries where we plan on manufacturing and/or distributing the PRS and INTRABEAM. Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. The PRS and INTRABEAM may not meet the regulatory standards of countries that have not yet approved the PRS and INTRABEAM for commercial use.

  In addition, the length of time we will need to wait to obtain approval for the sale of the PRS and INTRABEAM in a foreign country may be longer, and the requirements may be more burdensome or expensive, than that required for FDA approval. We will also need to obtain export licenses from the U.S. government in order to export our products to certain countries. In addition, foreign countries may not grant us any import licenses.

  Furthermore, we may not receive any necessary regulatory approvals for the LASER-X, X-SEED or additional products in the future, the length of time for such approvals may be extensive, and the cost of attempting to obtain any such approvals may be prohibitive. In addition, our inability to obtain or maintain requisite governmental approvals could delay or preclude us from further developing and marketing the PRS, INTRABEAM and other products. Consequently, such delays could impair our ability to generate revenues.


OUR PRODUCTS ARE SUBJECT TO EXTENSIVE ONGOING GOVERNMENT REGULATION WHICH COULD MAKE IT MORE DIFFICULT FOR US TO OPERATE OUR BUSINESS.

  We may need to obtain additional approvals from the FDA if we decide to change or modify the PRS and INTRABEAM. In that case, the FDA may not grant any new approvals. In addition, if we fail to comply with FDA regulatory standards, the FDA could force us to withdraw our products from the market or impose sanctions or fines.

  In addition, manufacturers of medical devices are subject to strict federal regulations regarding quality of manufacturing, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. Such regulations impose certain requirements on, among other things, the design, testing, production, control, and documentation of products. We may not be able to attain or maintain compliance with the cGMP, or with EC standards. In addition, we may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers we do retain might not be able to meet all relevant regulatory requirements. Any problems with our ability to meet regulatory standards could prevent us from marketing the PRS, INTRABEAM or other products.

OUR INDUSTRIES ARE SUBJECT TO RAPID, UNPREDICTABLE, AND SIGNIFICANT TECHNOLOGICAL CHANGE AND ARE COMPETITIVE.

  The medical device and industrial device industries are subject to rapid, unpredictable, and significant technological change. Our business is subject to competition in the U.S. and abroad from a variety of sources, including universities, research institutions, and medical device, chemical, biotechnology and other companies. Many of these potential competitors have substantially greater technical, financial, and regulatory resources than we do and are accordingly better equipped to develop, manufacture, and market their products. If these companies develop and introduce products and processes competitive with or superior to our products, we may not be able to compete successfully against them.


WE DEPEND ON NON-COMPANY DISTRIBUTION CHANNELS TO SELL OUR PRODUCTS.

  As we make the transition from a company with products in development but limited product sales to a manufacturing and marketing company, we are relying substantially upon Carl Zeiss to sell and distribute the PRS and INTRABEAM; Cordis to sell and distribute the X-SEED for use in intravascular radiation therapy; and other distributors to sell and distribute our other products. Carl Zeiss, Cordis, or the other distributors may be unsuccessful in selling our products or unable to distribute our products in a satisfactory manner which could have a material adverse effect on our business, financial condition and results of operations.


WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

  Our ability to compete effectively in the marketplace will depend, in part, on our ability to protect our intellectual property rights. We rely on patents, trade secrets, and know-how to establish and maintain a competitive position in the marketplace. The enforceability of medical device or other patents, however, can be uncertain. Any limitation or reduction in our rights to obtain or enforce our patents could have a material adverse effect on our ability to maintain or protect our intellectual property rights.

  We hold seventeen U.S. patents and have nine U.S. patent applications pending relating to the PRS400 system and associated technologies. In addition, we have filed foreign patent applications in selected foreign countries, which correspond to certain of our U.S. patents and patent applications. Those applications may not result in issued patents. If patents are issued, any questions relating to the validity and scope of the patents may not be resolved in our favor. In addition, our current or future patents, trade secrets, or know-how may not protect us against competitors with similar technologies or processes. Also, others may infringe any patents issued to us and other companies may develop independently proprietary technologies or processes which are the same as or substantially equivalent to our proprietary technologies and processes.

  We may also become subject to patent infringement claims or litigation initiated by third parties. The defense and prosecution of such claims or suits are very costly and time-consuming, and any such proceeding would result in substantial expense and a significant diversion of effort by our technical and management personnel. Further, any adverse determination in such litigation or proceeding could subject us to significant liability and could prevent us from manufacturing or marketing its products.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD CAUSE OUR BUSINESS TO SUFFER.


  We depend on the continued services and performance of our scientific personnel and senior management. If we lose any key personnel, it could significantly and adversely impact our research and development efforts or our strategic objectives. In addition, competition among technical and medical device companies for skilled scientific and management personnel is increasingly intense. In order to achieve and maintain the commercialization of our products, we will need to attract and retain additional key personnel, and we cannot be sure that we will be able to do so. We have no employment agreements with any of our employees, nor have we purchased "key person" life insurance.

WE MAY EXPERIENCE SHORTAGES OF COMPONENTS FOR OUR PRODUCTS.

  We manufacture our products based on anticipated product orders. The different lead times for the supply and delivery of materials and components can vary significantly, as can the relative availability and cost of those materials and components. As a result, we have built up and maintain an inventory of certain components for our products. We also try to identify, where feasible, multiple suppliers of materials and components.

  While we sometimes negotiate supply contracts with certain key suppliers, we currently purchase our supplies through open purchase orders. Our vendors may not continue to provide supplies on acceptable terms, if at all. In addition, if our forecasted product orders prove to be different than actual product orders, we may have excess or inadequate inventory.

  In addition, we may not be able to find alternative suppliers for the components required for our products on a timely basis, if at all, in the event that we need such alternative suppliers. Any significant delay or interruption in our ability to acquire product components and materials could have an adverse effect on the manufacture of our products.


WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS.

  We will be exposed to the risk of medical product liability claims if any of our products causes or is alleged to have caused harm or injury. We might not have sufficient resources to satisfy any liability resulting from such claims. The level or scope of our liability insurance with respect to the clinical testing or use of the PRS, INTRABEAM and other products, may not be sufficient to cover potential claims. In addition, medical product liability insurance may not continue to be available at an acceptable cost, if at all. As a result, a medical product liability claim could cause us significant financial harm.


PETER M. NOMIKOS HAS THE ABILITY TO SIGNIFICANTLY INFLUENCE ALL STOCKHOLDER VOTES AND HIS INTERESTS MAY CONFLICT WITH YOURS.

As of December 30, 2000, Peter M. Nomikos, Chairman of the Board, beneficially owned approximately 45.3% of the issued and outstanding shares of common stock, and our principal stockholders (including Mr. Nomikos) beneficially owned in the aggregate approximately 54.2% of the issued and outstanding shares of common stock. Due to his ownership of common stock coupled with the fact that he is Chairman of the Board, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by our stockholders, including the election of all directors, acquisitions, sales of all or substantially all of our stock or assets, and other extraordinary transactions.


PROVISIONS OF MASSACHUSETTS LAW AND OUR ARTICLES OF ORGANIZATION AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT.

  Certain provisions of our Articles of Organization and By-Laws are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by the Board and to delay or prevent a change in control if the Board determines that such a change in control is not in our best interest. These provisions could have the effect of discouraging certain attempts to acquire us or to remove incumbent management even if some or even a majority of our stockholders deem such an attempt to be in our best interest. As a result, the anti-takeover provisions could limit the price that investors might be willing to pay in the future for shares of common stock, thereby depriving stockholders of certain opportunities to sell their stock at temporarily higher prices. In addition, we are subject to the provisions of Chapter 110F of the Massachusetts General Laws, the Business Combination Statute. This statute prohibits us from engaging in a merger, stock or asset sale, and other transactions with an "interested stockholder" that would result in a financial benefit to the interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a manner set forth in the statute. The application of this statute could have the effect of delaying or preventing a change in control.

  In addition, the Board of Directors is authorized, subject to certain limitations, to cause us to issue one or more series of preferred stock and, to the extent permitted by Massachusetts law, to grant different classes of stock certain rights and preferences. In the event the Board issues any preferred stock, it could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control. We have no current plans to issue any shares of preferred stock, but the Board of Directors may elect do so in the future.

OUR STOCK PRICE IS VOLATILE.

  The trading price of our common stock fluctuates significantly. Our stock price may fluctuate as a result of various factors such as variations in our financial performance, announcements of technological innovations by competitors or providers of alternative products, and changes in the economy, the financial markets, or the health care industry. In addition, the stock market has experienced price and volume fluctuations that have particularly affected medical device companies and have often been unrelated to such companies' operating performance. Such broad market fluctuations may adversely affect the market price of our common stock.


WE DO NOT PAY DIVIDENDS.

  We have never paid any dividends on our capital stock and do not anticipate paying any cash dividends to holders of our capital stock in the foreseeable future.


ITEM 2.   PROPERTIES.

  The Company currently occupies approximately 30,000 square feet of space in a building located in Lexington, Massachusetts under a lease expiring in July 2002. This facility is suitable for research and development, corporate administration and assembly of our products. The Company believes that its facility will be adequate to meet its foreseeable requirements through at least the year 2002. The Company also has the right to extend the current lease for an additional five years.


ITEM 3.   LEGAL PROCEEDINGS.

  The Company is not currently involved in any material pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 30, 2000.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of December 30, 2000, there were 78 holders of record of the Company's common stock. The Company believes that there are approximately 2,350 beneficial holders of its common stock. The Company has not declared or paid any dividends on its common stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the common stock in the foreseeable future.

  Since December 1999, the Company's common stock has been listed on the American Stock Exchange ("AMEX") under the symbol "PHX." Prior to its listing on AMEX, the Company's common stock was listed on the Nasdaq National Market under the symbol "PECX" from the time it started to trade publicly on January 29, 1997. The price ranges presented below represent the high and low sale prices for each quarter in 1999 and 2000, as reported by "The Nasdaq-AMEX Stock Market Summary of Activity Report."

                                                  High        LOW
                                              ------------  ---------
  First Quarter 1999.....................         6.00        2.9375
  Second Quarter 1999....................         4.00        1.00
  Third Quarter 1999.....................         6.375       2.25
  Fourth Quarter 1999....................         5.46875     2.125
  First Quarter 2000.....................         9.25        2.25
  Second Quarter 2000....................         5.875       2.625
  Third Quarter 2000.....................         7.00        4.1875
  Fourth Quarter 2000....................         5.25        3.00

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

  The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the periods ending January 1, 2000 and December 30, 2000 and the consolidated statement of operations data presented below for the period ending January 2, 1999, are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the periods ending December 28, 1996 and January 3, 1998 and the consolidated balance sheet data presented below as of January 2, 1999, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have also been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                                       Fiscal Year Ended
                                               -----------------------------------------------------------------
                                               DECEMBER 28,  JANUARY 3,   JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                               ------------  ----------   ----------   ----------   ------------
                                                   1996         1998        1999         2000          2000
                                                   ----         ----        ----         ----          ----

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data:
Revenues ...................................     $  --        $   725      $   678      $   535      $ 1,428
Cost of goods sold .........................        --            361          278          267          518
                                                 -------      -------      -------      -------      -------
Gross margin ...............................        --            364          400          268          910
Operating expenses:
  Research and development expenses ........       3,577        4,626        5,434        4,426        3,219
  General and administrative expenses ......       1,512        2,306        3,107        3,426        3,815
                                                 -------      -------      -------      -------      -------
  Total operating expenses .................       5,089        6,933        8,541        7,852        7,034
                                                 -------      -------      -------      -------      -------
Operating loss .............................      (5,089)      (6,569)      (8,141)      (7,584)      (6,124)
  Interest income (expense), net ...........         130          713          467           35       (1,653)
                                                 -------      -------      -------      -------      -------
Net loss ...................................     $(4,959)     $(5,856)     $(7,674)     $(7,549)     $(7,777)
                                                 =======      =======      =======      =======      =======
Net loss per share .........................     $ (3.12)     $ (0.87)     $ (1.02)     $ (0.97)     $ (0.97)
                                                 =======      =======      =======      =======      =======
Weighted average basic and diluted shares ..       1,588        6,694        7,489        7,749        8,001



                                                         DECEMBER 28,     JANUARY 3,    JANUARY 2,   JANUARY 1,    DECEMBER 30,
                                                         ------------     ----------    ----------   ----------    ------------
                                                             1996            1998         1999         2000          2000
                                                             ----            ----         ----         ----          ----
Consolidated Balance Sheet Data:
Cash and cash equivalents ...........................       $  2,537      $  2,287     $  3,686    $    134     $    663
Investments held to maturity ........................              0        11,889        1,993           0        3,973
Total assets ........................................          5,117        16,425        9,135       2,864        8,448
Total long-term debt, including current portion......          2,043         1,686          719       1,566       10,727
Deficit accumulated during development stage ........        (17,383)      (23,239)     (30,913)    (38,462)     (46,239)
Total shareholders' equity (deficit) ................       $  2,486      $ 14,012     $  7,453    $    247     $ (3,291)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

  Photoelectron is a medical device and technology company dedicated to developing, manufacturing and marketing innovative miniature x-ray technologies for the medical and industrial markets.

  Established in 1989 and based in Lexington, Massachusetts,, Photoelectron has focused its development efforts on miniature x-ray technology. The Company is leveraging its miniature x-ray technology expertise into distinct markets including cancer treatment, intravascular radiation therapy, industrial x-ray, and radiation dosimetry. Regulatory approval and broad distribution channels for the Company's current products have been secured, to allow for international marketing and sales. To date, the Company has not received any significant revenue from the sale of its products.

  The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of December 30, 2000, the Company had an accumulated deficit of approximately $46 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the upcoming year. The Company anticipates that its research and development, sales and general and administrative expenses will increase during 2001 to support continued development and distribution.

  Simultaneous with the completion of its PRS400 system, the Company qualified under the FDA's cGMP. The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling it to affix the CE Mark to its PRS products.

  In July 1998, the FDA approved the Company's application for market clearance under Section 510(k) of the FDC Act for intracranial treatment of tumors with the PRS400 system. In September 1999, the Company received Section 510(k) market clearance to use the PRS400 system for the treatment of tumors anywhere in the body.

  During 1999, the PRS400 system was integrated into a new treatment system designed to address an expanding range of clinical applications. This new product, known as the INTRABEAM, has been developed in collaboration with Carl Zeiss for cancer treatment products. The INTRABEAM combines the PRS400 system miniature x-ray source with a counterbalanced surgical support stand, and is used for the delivery of IORT treatment of any body site.

  In August 1999, the Company entered into a strategic relationship with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS throughout the world (except for Japan where Toshiba is the Company's distributor of the PRS) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

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

  In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for general administrative expenses, refinancing of $2,312,755 of short-term debt bridge financing provided by PYC Corporation and $786,153 due under an 8% subordinated Convertible Demand Note and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

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

  The holders of the 10% senior convertible debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

  The 10% senior convertible debentures and warrants issued in the private placement were not registered under the Securities Act of 1933, as amended, or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has filed a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the debentures, as well as the shares of the Company's common stock issuable upon the exercise of the warrants issued to the placement agent and the affiliate of the placement agent. This registration statement, which is SEC File No. 333-44252, became effective on September 21, 2000.

  In July 2000, the Company produced a working prototype of a new system for delivering x-rays from inside blood vessels following an operation for clogged arteries (X-SEED(TM)). The X-SEED x-ray source uses a combination of lasers and high voltages to produce x-rays, a concept based on the Company's patented technology. The new miniature system is completely self-contained and its key components are less than 1 millimeter in diameter. Once development of this product is completed, it is intended that a clinical version of the system could be placed inside blood vessels to deliver a dose of radiation to the interior surface, sufficient to prevent restenosis after angioplasty or a stent procedure. This product is currently being developed for commercialization and is not anticipated to be approved for sale in the near term.

  In September 2000, PYC Corporation, the Company's largest stockholder, exercised a warrant to purchase 575,000 shares of the Company's common stock at an exercise price of $3.00 per share for a total of $1,725,000. The warrant was originally issued in conjunction with a 1992 subordinated debt financing.

  In October 2000, the Company produced a working prototype of a new miniature x-ray source for industrial x-ray fluorescence measurements (LASER-X(TM)). The LASER-X is designed to be incorporated into equipment used for non-destructive materials testing and to replace the radioactive sources that are currently used to provide radiation for fluorescence analysis. The external diameter of the new
miniature x-ray tube is approximately 8 millimeters.   Orders for the new
miniature x-ray source for x-ray fluorescence have been received from two suppliers of portable x-ray fluorescence units with scheduled delivery dates through July 2001.

  In November 2000, the Company and Toshiba submitted to the Japan Ministry of Health an application for product approval of the PRS400 system. Toshiba is helping to develop and support clinical trials of the PRS400 system in Japan pursuant to an agreement between the Company and Toshiba entered into on December 13, 1995. The development and support of the clinical trials included purchasing two complete systems of the PRS400 system for use in the clinical trials, installing and maintaining the PRS400 system, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The Company and Toshiba expect to obtain product approval in Japan for the PRS400 system in the second half of 2001. Once regulatory approvals for the PRS400 system are obtained in Japan, Toshiba will serve as the Company's exclusive distributor in Japan.

  In February 2001, the Company signed an agreement with Cordis Corporation, a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the X-SEED and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Under the terms of the agreement with Cordis, the companies will develop and manufacture an x-ray system based on Photoelectron's patented technology. The new system will include an integrated disposable x-ray tube and catheter and a delivery and control device to deliver intravascular radiation therapy. Both companies will manufacture components for the system, which will be co-labeled. Cordis will be responsible for the sales and marketing for the new x-ray system. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation made a $3.8 million equity investment in Photoelectron's common stock. The proceeds from the equity investment will assist in the funding of additional development required for the commercialization of X-SEED.

Results of Operations

 Fiscal Year Ended December 30, 2000 and January 1, 2000

  Revenues:   Revenues increased by $893,767 from $534,634 in 1999 to $1,428,401 in 2000. The 1999 revenues reflect the Company's continuing sales of the PRS. The 2000 revenues reflect increased sales of the PRS400 core system in conjunction with the Company's INTRABEAM for intra-operative radiation therapy. Gross margins increased by $642,468 from $267,981 in 1999 to $910,449 in 2000. The increase in gross margin reflects the increased revenue from sales combined with higher average selling prices of the equipment.

  Research and development expenses: Research and development expenses decreased by $1,206,458 from approximately $4.4 million in 1999 to approximately $3.2 million in 2000. The principal costs in research and development are attributed to the continued development of the PRS400 system and INTRABEAM for commercialization, and the development of the new miniature x-ray sources for intravascular radiation therapy and x-ray fluorescence systems. The reduction also reflects the full year impact of the restructuring of the Company, which occurred in the second quarter of 1999. The Company still continues to support clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program. The Company filed ten new patent applications in 2000.

  Selling, general and administrative expenses: Selling, general and administrative expenses increased by $388,223 from approximately $3.4 million in 1999 to approximately $3.8 million in 2000. A portion of this increase is attributable to expenses incurred in connection with the $10.4 million 10% senior convertible debenture private placement completed by the Company in June 2000. Expenses were also incurred as a result of a major marketing initiative, which commenced in 2000, and will continue into 2001. The initiative is aimed at raising awareness of Photoelectron products and technologies in the medical, non-medical, patient and investment communities. In 2000, this initiative included the launch of a new website, attendance at major domestic and international radiation oncology and surgical oncology trade shows, and a series of dedicated symposia where experienced physicians presented to the medical community clinical data and case studies utilizing Photoelectron's products.

  Interest income: Interest income increased by $76,017 from $130,627 in 1999 to $206,644 in 2000. The increase resulted from an increase in amounts invested attributable to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000.

  Interest expense: Interest expense increased by $1,765,330 from $95,184 in 1999 to $1,860,514 in 2000. The change resulted from an increase in amounts borrowed throughout the year, which is primarily attributable to the Company's $10.4 million 10% senior convertible debenture private placement, which closed in June 2000.

 Fiscal Year Ended January 1, 2000 and January 2, 1999

  Revenues:   Revenues decreased by $143,366 from $678,000 in 1998 to $534,634 in 1999. The 1998 revenues reflect the initial sales of the PRS. The 1999 revenues reflect the Company's continuing sales of the PRS. Cost of Goods Sold decreased by $11,598 from $278,251 in 1998 to $266,653 in 1999.

  Research and development expenses:   Research and development expenses
decreased by $1.0 million from approximately $5.4 million in 1998 to $4.4 million in 1999. The principal costs in research and development were attributed to the development of the PRS400 system for commercialization, and the development of the INTRABEAM and other products. The variation also reflects the restructuring of the Company from the middle of the second quarter of 1999. The Company still continues to support clinical trial efforts in skin and breast cancer research and development programs, and the development of applicators for the interstitial portion of the breast program as well as macular degeneration. Finally, additional costs were incurred in complying with regulatory agencies in the U.K. concerning breast cancer research and trial protocol.

  Selling, general and administrative expenses:   Selling, general and
administrative expenses increased by $319,281 from approximately $3.1 million in 1998 to approximately $3.4 million in 1999. A portion of this increase is attributable to expenses incurred in connection with the Company entering into a distribution agreement with Carl Zeiss. The remaining portion of this increase is related to legal and professional fees associated with the Company's reporting requirements and other obligations under the Securities Exchange Act of 1934, general corporate representation, and the protection of intellectual property rights.

  Interest income: Interest income decreased by $419,701 from $550,328 in 1998 to $130,627 in 1999. The change resulted from a reduction in amounts invested as net proceeds from the Company's initial public offering were used for research and development and general and administrative expenses and for working capital.

  Interest expense: Interest expense increased by $11,615 from $83,569 in 1998 to $95,184 in 1999. The change resulted from increased borrowings throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has expended substantial funds to research and develop the PRS and INTRABEAM and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS and INTRABEAM . The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

  Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $31.6 million. On February 4, 1997, the Company completed an initial public offering of 2,275,000 shares of common stock, including the underwriters' overallotment option, at a price of $8.50 per share. Net proceeds to the Company from the offering were approximately $16,818,854.

  Consolidated working capital was $5,587,706 at December 30, 2000, compared with $(778,516) at January 1, 2000. Included in working capital are cash and cash equivalents of $662,857 at December 30, 2000, compared with $134,104 at January 1, 2000 and investments held to maturity of $3,972,770 at December 30, 2000 compared with $0 at January 1, 2000. During 2000, $5,368,159 of cash was used for operating activities as compared to $6,341,239 in fiscal 1999.

  The Company used $227,940 of cash in 2000 for fixed assets and leasehold improvements associated with its facility.

  The Company received $1,995,001 of cash in 2000 from the exercise of stock options and a warrant to purchase common stock. The Company also received $1,450,000 of cash in 2000 in the form of bridge financing from PYC Corporation. The Company received $6,652,622 of net proceeds, after repayment of short-term debt and offering expenses, from the 10% senior convertible debenture private placement which was completed on June 30, 2000.

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

  The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining FDA and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS, INTRABEAM, LASER-X, X-SEED and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies.

  The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the next twelve months. The Company plans to seek to raise additional capital in fiscal 2002. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item is included in the Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders on June 1, 2001 to be filed with the Securities and Exchange Commission (the "SEC") on or about April 25, 2001 (the "Proxy Statement") and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

  The information required by this Item is included in the Company's Proxy Statement under "Executive Compensation" and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is included in the Company's Proxy Statement under "Beneficial Ownership of Common Stock" and is incorporated herein by reference.


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

  (b) No financial statement schedules are required to be filed under the instructions relating to the applicable accounting regulations of the SEC.

  (c) Reports on Form 8-K

  None.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   F-2

Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000...   F-3

Consolidated Statements of Operations for the years ended January 2, 1999,
   January 1, 2000 and December 30, 2000..................................   F-4

Consolidated Statements of Cash Flows for the years ended January 2, 1999,
   January 1, 2000 and December 30, 2000..................................   F-5

Consolidated Statements of Shareholders' (Deficit) Equity at January 2,
   1999, January 1, 2000 and December 30, 2000............................   F-6

Notes to Consolidated Financial Statements................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:

  We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation in the development stage) as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 30, 2000 and for the period from inception (January 4, 1989) to December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 and for the period from inception (January 4, 1989) to December 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 2, 2001

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                  JANUARY 1,       DECEMBER 30,
                                                                                  ------------      ------------
                                                                                      2000             2000
                                                                                  ------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents ................................................      $    134,104      $    662,857
  Accounts receivable ......................................................            87,500           278,743
  Inventories ..............................................................         1,437,557         1,389,710
  Prepaid expenses .........................................................           146,799           295,588
  Held to maturity investments (Note 2) ....................................              --           3,972,770
  Other current assets .....................................................            32,272              --
                                                                                  ------------      ------------
     Total current assets ..................................................         1,838,232         6,599,668
                                                                                  ============      ============
Property and Equipment:
  Computer equipment .......................................................           960,324           984,237
  Laboratory and production equipment ......................................           975,408         1,068,793
  Clinical site equipment ..................................................           978,898           875,122
  Sales Demonstration Equipment ............................................              --             148,450
  Furniture and fixtures ...................................................           177,883           183,104
  Leasehold improvements ...................................................           805,886           866,230
                                                                                  ------------      ------------
  Property and equipment ...................................................         3,898,399         4,125,936
  Less--Accumulated depreciation and amortization ..........................         2,872,636         3,384,127
                                                                                  ------------      ------------
  Net property and equipment ...............................................         1,025,763           741,809
                                                                                  ------------      ------------

Other Assets:
        Deferred offering costs, net .......................................              --           1,106,422
                                                                                  ------------      ------------
     Total assets ..........................................................      $  2,863,995      $  8,447,899
                                                                                  ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable .........................................................      $    256,982      $    218,614
  Accrued expenses (Note 3) ................................................           630,495           569,447
  Accrued payroll and benefits .............................................            75,690           223,901
  Deferred revenue .........................................................            87,500              --
  Convertible subordinated notes (Note 8) ..................................           761,770              --
  Convertible note payable (Note 9) ........................................           804,311              --
                                                                                  ------------      ------------
     Total current liabilities .............................................         2,616,748         1,011,962
                                                                                  ============      ============
Long Term Liabilities
        10% senior convertible debenture ...................................              --          10,727,361
                                                                                  ------------      ------------

Commitments and Contingencies (Note 7)
Shareholders' Equity (Deficit) (Notes 8 , 9, 10 and 11):
  Preferred stock, $0.01 par value--Authorized--7,500,000 at January 1, 2000 and 2,500,000 at December 30, 2000; shares issued and outstanding--
   none and none at January 1, 2000, and December 30, 2000, respectively ...              --                --


  Common stock, $0.01 par value--Authorized--15,000,000 shares at January
   1,2000 and 20,000,000 at December 30,2000 issued and outstanding--
   7,768,754 and 8,551,685 at January 1, 2000 and December 30, 2000, .......            77,688            85,517
   respectively ............................................................


  Capital in excess of par value--common stock .............................        38,641,184        42,943,997
  Deferred compensation ....................................................            (9,986)          (82,047)

  Deficit accumulated during development stage .............................       (38,461,639)      (46,238,891)
                                                                                  ------------      ------------
     Total shareholders' equity (deficit) ..................................           247,247        (3,291,424)
                                                                                  ------------      ------------
     Total liabilities and shareholders' equity (deficit) ..................      $  2,863,995      $  8,447,899
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             PERIOD
                                                                      YEAR ENDED                          FROM INCEPTION
                                                                      ----------                          --------------
                                                                                                         (JANUARY 4, 1989)
                                                                                                         -----------------
                                                      JANUARY 2,      JANUARY 1,        DECEMBER 30,      TO DECEMBER 30,
                                                      ----------      ----------        ------------      ---------------
                                                        1999             2000              2000                2000
                                                        ----             ----              ----                ----

Revenues .....................................      $    678,000     $    534,634       $  1,428,401       $  3,366,409
Cost of Goods Sold ...........................           278,251          266,653            517,952          1,424,392
                                                    ------------     ------------       ------------       ------------
Gross Margin .................................           399,749          267,981            910,449          1,942,017
Operating Expenses:
 Research and development expenses ...........         5,433,471        4,425,739          3,219,281         30,955,149
 Selling, general and administrative expenses          3,107,046        3,426,327          3,814,550         16,277,600
                                                    ------------     ------------       ------------       ------------
 Total operating expenses ....................         8,540,517        7,852,066          7,033,831         47,232,749
                                                    ------------     ------------       ------------       ------------
 Operating loss ..............................        (8,140,768)      (7,584,085)        (6,123,382)       (45,290,732)
                                                    ------------     ------------       ------------       ------------
Interest income ..............................           550,328          130,627            206,644          2,155,412
Interest expense .............................           (83,569)         (95,184)        (1,860,514)        (3,103,571)
                                                    ------------     ------------       ------------       ------------
Interest income (expense), net ...............           466,759           35,443         (1,653,870)          (948,159)
                                                    ------------     ------------       ------------       ------------
Net loss .....................................      $ (7,674,009)    $ (7,548,642)      $ (7,777,252)      $(46,238,891)
                                                    ============     ============       ============       ============
Basic and diluted net loss per share (Note 13)      $      (1.02)    $      (0.97)      $      (0.97)
                                                    ============     ============       ============
Weighted average basic and diluted shares
 (Note 13)  ..........                                 7,489,038        7,749,040          8,001,204




   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                       PERIOD
                                                                                                                       ------
                                                                                                                   FROM INCEPTION
                                                                                                                   --------------
                                                                                      YEAR ENDED                 (JANUARY 4, 1989)
                                                                      ------------------------------------------  -----------------
                                                                        JANUARY 2,      JANUARY 1,    DECEMBER 30,  TO DECEMBER 30,
                                                                        ----------      ----------    ------------  ---------------
                                                                           1999            2000           2000            2000
                                                                           ----            ----           ----            ----

Cash flows from operating activities:
 Net loss .........................................................     $(7,674,009)  $ (7,548,642)   $ (7,777,252)   $(46,238,891)
 Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization ...................................        676,722         563,953         511,491       3,392,718
  Noncash interest converted to notes .............................         83,562          46,981          82,828       1,190,367
  Noncash salary converted to common stock ........................           --              --              --           250,000
  Noncash research and development expense converted to
  subordinated notes ..............................................           --              --              --             9,000
  Noncash compensation expense ....................................         45,653          12,764          25,348       1,217,927
  Noncash interest expense on bridge financing ....................           --            33,790         638,696         672,486
  Noncash commission expense ......................................           --              --             7,481           7,481
  Noncash consulting expense ......................................           --              --           186,842         186,842
  Noncash interest on 10% convertible debt ........................           --              --         1,114,387       1,114,387
  Noncash amortization of offering expenses .......................           --              --           140,368         140,368
  Changes in current accounts--
    Accounts receivable ...........................................       (260,000)        172,500        (191,243)       (278,743)
    Inventories ...................................................     (1,071,655)         17,149          47,847      (1,389,440)
    Prepaid expenses ..............................................         77,420         189,488        (148,789)         12,612
    Other current assets ..........................................         (6,481)         83,531          32,272          80,211
    Accounts payable ..............................................         48,849         (89,381)        (38,368)        218,614
    Accrued expenses ..............................................        186,902          89,126          87,163         592,400
    Deferred revenue ..............................................              0          87,500         (87,500)              0
                                                                      ------------    ------------    ------------    ------------
   Net cash used in operating activities ..........................     (7,893,037)     (6,341,239)     (5,368,160)    (38,821,662)
                                                                      ------------    ------------    ------------    ------------
Cash flows from investing activities:
 (Purchases) Proceeds from held to maturity investments ...........      9,896,300       1,993,056      (3,972,770)     (3,972,770)
 Purchases of equipment and leasehold improvements ................       (622,388)       (300,836)       (227,940)     (4,101,493)
 Loan to officer ..................................................           --              --              --           (80,211)
 Proceeds from sale of equipment and leasehold improvements .......           --              --              --             9,845
                                                                      ------------    ------------    ------------    ------------
   Net cash (used in) provided by investing activities ............      9,273,912       1,692,220      (4,200,710)     (8,144,629)
                                                                      ------------    ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock ...........................        281,362         296,668         270,001      18,833,537
 Proceeds from issuance of preferred stock ........................           --              --              --        13,385,370
 Proceeds from issuance of convertible notes ......................           --           800,000       1,450,000       7,572,000
 Proceeds from issuance of 10% senior convertible debenture .......           --              --         7,360,000       7,360,000
 Proceeds from exercise of warrants ...............................           --              --         1,725,000       1,961,453
 Offering expenses ................................................           --              --          (707,378)     (1,180,384)
 Payments under capital lease obligations .........................           --              --              --           (40,735)
 Payments of subordinated notes ...................................       (262,363)           --              --          (262,363)
                                                                      ------------    ------------    ------------    ------------
   Net cash provided by financing activities ......................         18,999       1,096,668      10,097,623      47,628,878
                                                                      ============    ============    ============    ============
Increase (decrease) in cash and cash equivalents ..................      1,399,874      (3,552,353)        528,753         662,857
                                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents, beginning of year ......................      2,286,583       3,686,457         134,104            --
                                                                      ------------    ------------    ------------    ------------
Cash and cash equivalents, end of year ............................      3,686,457         134,104         662,857         662,857
                                                                      ============    ============    ============    ============
Cash paid for:
 Interest .........................................................        262,363    $     14,413    $          0    $    276,776
                                                                      ============    ============    ============    ============
Noncash financing activities:
 Conversion of 10% Convertible Debentures to common stock..........   $       --      $       --      $    273,727    $    273,727
                                                                      ============    ============    ============    ============
 Fair value of warrants issued in connection with 10% Convertible
  Debentures.......................................................   $       --      $       --      $    836,954    $    836,954
                                                                      ============    ============    ============    ============
 Fair value of warrants issued in connection with Bridge
  Financing........................................................   $       --      $     33,790    $    638,696    $    672,486
                                                                      ============    ============    ============    ============
 Refinancing of Bridge debt with 10% Convertible Debentures........   $       --      $       --      $  2,312,756    $  2,312,756
                                                                      ============    ============    ============    ============
 Refinancing of Note Payable with 10% Convertible Debentures.......   $       --      $       --      $    786,153    $    786,153
                                                                      ============    ============    ============    ============
 Beneficial conversion feature on 10% Convertible Debentures
  issued...........................................................   $       --      $       --      $    497,458    $    497,458
                                                                      ============    ============    ============    ============
 Conversion of salary expense to common stock .....................           --      $       --      $       --      $    250,000
                                                                      ============    ============    ============    ============
 Conversion of convertible subordinated notes to common stock .....        787,647    $       --      $       --      $  5,278,892
                                                                      ============    ============    ============    ============
 Conversion of common stock to preferred stock ....................           --      $       --      $       --      $  3,846,015
                                                                      ============    ============    ============    ============
 Capital lease obligation incurred for equipment ..................           --      $       --      $       --      $     40,383
                                                                      ============    ============    ============    ============
 Conversion of preferred stock to common stock ....................           --      $       --      $       --      $     28,923
                                                                      ============    ============    ============    ============
 Conversion of convertible subordinated notes to warrants .........           --      $       --      $       --      $     47,000
                                                                      ============    ============    ============    ============


                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY


                                                                                        COMMON
                                                       Preferred        COMMON          STOCK          PREFERRED
                                                         STOCK,          STOCK,       CAPITAL IN     STOCK CAPITAL
                                                         $0.01           $0.01         EXCESS OF     IN EXCESS OF       DEFERRED
                                                       PAR VALUE       PAR VALUE       PAR VALUE       PAR VALUE      COMPENSATION
                                                       ---------       ---------       ---------       ---------      ------------

Initial issuance of common stock ..................   $       --      $      7,475    $    291,525    $       --      $       --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 28, 1989 ........................           --             7,475         291,525            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 29, 1990 ........................           --             7,475         291,525            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 28, 1991 ........................           --             7,475         291,525            --              --
 Issuance of common stock .........................           --             2,042         147,958            --              --
 Issuance of warrants .............................           --              --           121,453            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 2, 1993 ..........................           --             9,517         560,936            --              --
 Issuance of common stock .........................           --               166          49,833            --              --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......           --            12,820       3,833,195            --              --
 Issuance of warrants .............................           --              --           115,000            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 1, 1994 ..........................           --            22,503       4,558,964            --              --
 Issuance of common stock .........................           --             1,376         411,625            --              --
 Conversion of common stock into preferred stock,
  Series A ........................................         12,820         (12,820)     (3,833,195)      3,833,195            --
 Issuance of preferred stock, Series B ............          5,000            --              --         3,930,771            --
 Issuance of warrants .............................           --              --            47,000            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1994 ........................         17,820          11,059       1,184,394       7,763,966            --
 Issuance of common stock .........................           --                64          49,938            --              --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......           --             4,714         248,686            --              --
 Issuance of preferred stock, Series C ............         10,992            --              --         9,338,608            --
 Extension of stock options .......................           --              --           860,000            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 30, 1995 ........................         28,812          15,837       2,343,018      17,102,574            --
 Issuance of common stock .........................           --               142          64,106            --              --
 Proceeds from issuance of Series C Preferred
  Stock ...........................................            111            --              --            99,889            --
 Extension of stock options .......................           --              --           272,600            --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 28, 1996 ........................         28,923          15,979       2,679,724      17,202,463            --
 Issuance of common stock .........................           --            22,750      16,796,104            --              --
 Anti-dilution, preferred stock, Series C .........           --               355            (355)           --              --
 Conversion of preferred stock, Series A ..........        (12,820)         12,820       3,833,195      (3,833,195)           --
 Conversion of preferred stock, Series B ..........         (5,000)          5,000       3,930,771      (3,930,771)           --
 Conversion of preferred stock, Series C ..........        (11,103)         11,103       9,438,497      (9,438,497)           --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......           --             4,135         460,095            --              --
 Exercise of stock options ........................           --             1,480          63,370            --              --
 Recording of deferred compensation ...............           --              --            18,743            --           (17,180)
 Payment of subscription receivable ...............           --              --              --              --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 3, 1998 ..........................           --            73,622      37,220,144            --           (17,180)
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......           --             2,262         785,385            --              --
 Exercise of stock options ........................           --               485          59,135            --              --
 Exercise of warrants .............................           --               673         201,327            --              --
 Recording of deferred compensation ...............           --              --            58,386            --           (12,733)
 Payment of subscription receivable ...............           --              --              --              --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 2, 1999 ..........................   $       --      $     77,042    $ 38,324,377    $       --      $    (29,913)
 Exercise of stock options ........................           --               646         290,180            --              --
 Recording of deferred compensation ...............           --              --            26,627            --            19,927
 Payment of subscription receivable ...............           --              --              --              --              --
 Net Loss .........................................           --              --              --              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2000 ..........................   $       --      $     77,688    $ 38,641,184    $       --      $     (9,986)
                                                      ============    ============    ============    ============    ============
 Exercise of stock options and warrants ...........           --             7,005       1,985,252            --              --
 Fair value of equity instruments issued to .......           --                10       1,466,451            --             9,189
  non-employees
 Beneficial conversion feature ....................           --              --           497,455            --              --
    Conversion of convertible debt ................           --               814         272,405            --              --
 Intrinsic value of options granted to employees              --              --            81,250            --           (81,250)
 Net Loss .........................................           --              --              --              --              --
Balance, December 30, 2000 ........................   $       --      $     85,517    $ 42,943,997    $       --      $    (82,047)
                                                      ============    ============    ============    ============    ============

                                                                              DEFICIT
                                                                         ACCUMULATED DURING
                                                        SUBSCRIPTION        DEVELOPMENT
                                                         RECEIVABLE            STAGE
                                                         ----------            -----


Initial issuance of common stock ..................     $       --      $       --
 Net Loss .........................................             --          (414,045)
                                                        ------------    ------------
Balance, December 28, 1989 ........................             --          (414,045)
 Net Loss .........................................             --          (394,275)
                                                        ------------    ------------
Balance, December 29, 1990 ........................             --          (808,320)
 Net Loss .........................................             --          (973,773)
                                                        ------------    ------------
Balance, December 28, 1991 ........................             --        (1,782,093)
 Issuance of common stock .........................             --              --
 Issuance of warrants .............................             --              --
 Net Loss .........................................             --        (1,586,239)
                                                        ------------    ------------
Balance, January 2, 1993 ..........................             --        (3,368,332)
 Issuance of common stock .........................             --              --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......             --              --
 Issuance of warrants .............................             --              --
 Net Loss .........................................             --        (2,267,460)
                                                        ------------    ------------
Balance, January 1, 1994 ..........................             --        (5,635,792)
 Issuance of common stock .........................          (94,874)           --
 Conversion of common stock into preferred stock,
  Series A ........................................             --              --
 Issuance of preferred stock, Series B ............             --              --
 Issuance of warrants .............................             --              --
 Net Loss .........................................             --        (2,671,648)
                                                        ------------    ------------
Balance, December 31, 1994 ........................          (94,874)     (8,307,440)
 Issuance of common stock .........................           21,870            --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......             --              --
 Issuance of preferred stock, Series C ............         (500,000)
 Extension of stock options .......................             --              --
 Net Loss .........................................             --        (4,117,158)
                                                        ------------    ------------
Balance, December 30, 1995 ........................         (573,004)    (12,424,598)
 Issuance of common stock .........................           15,073            --
 Proceeds from issuance of Series C Preferred
  Stock ...........................................          500,000            --
 Extension of stock options .......................             --              --
 Net Loss .........................................             --        (4,958,771)
                                                        ------------    ------------
Balance, December 28, 1996 ........................          (57,931)    (17,383,369)
 Issuance of common stock .........................             --              --
 Anti-dilution, preferred stock, Series C .........             --              --
 Conversion of preferred stock, Series A ..........             --              --
 Conversion of preferred stock, Series B ..........             --              --
 Conversion of preferred stock, Series C ..........             --              --
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......             --              --
 Exercise of stock options ........................             --              --
 Recording of deferred compensation ...............             --              --
 Payment of subscription receivable ...............           32,348
 Net Loss .........................................             --        (5,855,619)
                                                        ------------    ------------
Balance, January 3, 1998 ..........................          (25,583)    (23,238,988)
 Conversion of convertible subordinated notes and
  related accrued interest into common stock ......             --              --
 Exercise of stock options ........................             --              --
 Exercise of warrants .............................             --              --
 Recording of deferred compensation ...............             --              --
 Payment of subscription receivable ...............           19,741            --
 Net Loss .........................................             --        (7,674,009)
                                                        ------------    ------------
Balance, January 2, 1999 ..........................     $     (5,842)   $(30,912,997)
 Exercise of stock options ........................             --              --
 Recording of deferred compensation ...............             --              --
 Payment of subscription receivable ...............            5,842            --
 Net Loss .........................................             --        (7,548,642)
                                                        ------------    ------------
Balance, January 1, 2000 ..........................     $       --      $(38,461,639)
                                                        ============    ============
 Exercise of stock options and warrants ...........
 Fair value of equity instruments issued to .......             --              --
  non-employees
 Beneficial conversion feature ....................             --              --
 Conversion of convertible debt ...................             --              --
 Intrinsic value of options granted to employees...             --              --
 Net Loss .........................................             --        (7,777,252)
Balance, December 30, 2000 ........................     $       --      $(46,238,891)
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

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of Operations and Summary of Significant Accounting Policies


 Nature of Operations and Relationship to Principal Shareholders

  Photoelectron Corporation (the "Company" or "Photoelectron") is a medical device and technology company dedicated to developing, manufacturing and marketing innovative miniature x-ray technologies for the medical and industrial markets.

  On January 4, 1989, Photoelectron was founded as a joint financing by Thermo Electron Corporation ("Thermo Electron") and Peter M. Nomikos, the Chairman of the Board of the Company. Mr. Nomikos subsequently transferred some of his stock in the Company to PYC Corporation ("PYC"), which is owned by members of the immediate family of Mr. Nomikos. Since inception, the majority of the Company's time and effort has been focused on the design, development and commercialization of a miniature x-ray source which is a proprietary, therapeutic device for the treatment of cancerous tumors through the application of radiation directly into a tumor. The latest version of this x-ray system is the PRS400 system which delivers radiation through a thin, minimally invasive, needle-like probe. The probe emits from its tip precisely regulated x-ray photons. To management's knowledge, no company has yet marketed a salable product using technology similar to the PRS400 system that has been developed by the Company. Even if the Company's marketing efforts are successful, substantial time will pass before significant revenues will be realized, and the Company may require additional funds during this period. These funds may not be readily available to the Company.

  Simultaneous with the completion of the PRS400 system, the Company qualified under the United States Food and Drug Administration's (the "FDA") current Good Manufacturing Practices ("cGMP"). The Company also completed the process of seeking certification to the Medical Device Directive Annex II, enabling it to affix the CE Mark to its PRS products.

  In July 1998, the FDA approved the Company's application for market clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act") for intracranial treatment of tumors with the PRS400 system. In September 1999, the Company received Section 510(k) market clearance to use the PRS400 system for the treatment of tumors anywhere in the body.

  During 1999, the PRS400 system was integrated into a new treatment system designed to address an expanding range of clinical applications. This new product, known as the INTRABEAM(TM) system (the "INTRABEAM"), has been developed in collaboration with Carl Zeiss Oberkochen ("Carl Zeiss"), the Company's principal strategic ally for cancer treatment products. The INTRABEAM combines the PRS400 system miniature x-ray source with a counterbalanced surgical support stand, and is used for the delivery of Intra Operative Radiation Therapy ("IORT") treatment of any body site.

  In August 1999, the Company entered into a strategic alliance with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS throughout the world (except for Japan where Toshiba Medical Systems Co., Ltd. ("Toshiba") is the Company's distributor of the PRS system) for intracranial applications and spinal radiotherapy and as its non-exclusive distributor for the PRS in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intraoperative radiotherapy products and to provide service and support for the Company's products. The alliance with Carl Zeiss gives the Company access to a global sales force with an established record of sales of high technology equipment within the medical field.

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

  In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for general administrative expenses, refinancing of short-term debt bridge financing and other convertible debt and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

  In July 2000, the Company produced a working prototype of a new system for delivering x-rays from inside blood vessels following an operation for clogged arteries (X-SEED(TM)). The X-SEED x-ray source uses a combination of lasers and high voltages to produce x-rays, a concept based on the Company's patented technology. The new miniature system is completely self-contained and its key components are less than 1 millimeter in diameter. Once development of this product is completed, it is intended that a clinical version of the system could be placed inside blood vessels to deliver a dose of radiation to the interior surface, sufficient to prevent restenosis after angioplasty or a stent procedure. This product is currently being developed for commercialization and is not anticipated to be approved for sale in the near term.

  In September 2000, PYC Corporation, the Company's largest stockholder, exercised a warrant to purchase 575,000 shares of the Company's common stock at an exercise price of $3.00 per share for a total of $1,725,000. The warrant was originally issued in conjunction with a 1992 subordinated debt financing.

  In October 2000, the Company produced a working prototype of a new miniature x-ray source for industrial x-ray fluorescence measurements (LASER-X(TM)). The LASER-X is designed to be incorporated into equipment used for non-destructive materials testing and to replace the radioactive sources that are currently used to provide radiation for fluorescence analysis. The external diameter of the new miniature x-ray tube is approximately 8 millimeters. Orders for the new miniature x-ray source for x-ray fluorescence have been received from two suppliers of portable x-ray fluorescence units with scheduled delivery dates through July 2001.

  In November 2000, the Company and Toshiba submitted to the Japan Ministry of Health an application for product approval of the PRS400 system. Toshiba is helping to develop and support clinical trials of the PRS400 system in Japan pursuant to an agreement between the Company and Toshiba entered into on December 13, 1995. The development and support of the clinical trials included purchasing two complete systems of the PRS400 system for use in the clinical trials, installing and maintaining the PRS400 system, and providing assistance to the physicians and hospitals conducting the trials, including collection and analysis of clinical data. The Company and Toshiba expect to obtain product approval in Japan for the PRS400 system in the second half of 2001. Once regulatory approvals for the PRS400 system are obtained in Japan, Toshiba will serve as the Company's exclusive distributor in Japan.

  In February 2001, the Company signed an agreement with Cordis Corporation ("Cordis"), a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the X-SEED and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Under the terms of the agreement with Cordis, the companies will develop and manufacture an x-ray system based on Photoelectron's patented technology. The new system will include an integrated disposable x-ray tube and catheter and a delivery and control device to deliver intravascular radiation therapy. Both companies will manufacture components for the system, which will be co-labeled. Cordis will be responsible for the sales and marketing for the new x-ray system. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation made a $3.8 million equity investment in Photoelectron's common stock. The proceeds from the equity investment will assist in the funding of additional development required for the commercialization of X-SEED.

 Fiscal Years

  The Company has adopted a fiscal year ending on the Saturday nearest December
31. References to fiscal 2000, fiscal 1999, and fiscal 1998 are for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

 Inventory

  Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. The Company has parts, supplies and manufactured parts (components) in inventory which are intended to be used and capitalized as part of the Company's PRS400 systems that will be used for distribution and in clinical trials.

  Inventories consist of the following:

                                  1999           2000
                               ----------     ----------
Components                     $1,328,827     $1,160,882
Finished goods                    108,730        228,828
                               ----------     ----------
                               $1,437,557     $1,389,730
                               ==========     ==========


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


 Property and Equipment

  The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:

Asset Classification                                         Estimated Useful Life
--------------------                                         ---------------------
  Machinery and equipment...............   5 Years
  Clinical site equipment...............   The shorter of three years or the life of the agreement
  Furniture and fixtures................   3-5 Years
  Computer equipment & software.........   2-5 Years
  Leasehold improvements................   The shorter of the term of the lease or the life of the
                                           asset

  Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.


 Cash and Cash Equivalents

  As of December 30, 2000, cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund as well as commercial paper which has an original maturity of three months or less. Highly liquid investments with an original maturity of 3 months or less at the date of the acquisition are considered to be cash equivalents. Similar investments with original maturity beyond three months are classified as held to maturity investments. Cash equivalents are carried at cost, which approximate market value.


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


 Revenue Recognition

  The Company generally recognizes revenue and provides a reserve for estimated warranty costs upon shipment of its product to the customer, provided that there is persuasive evidence of an arrangement and collection of the sales prices is probable.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. This bulletin summarizes certain views of the Staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with SAB No. 101.

 Comprehensive Income

  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As the Company had no components of comprehensive income, the reported net loss is the same as comprehensive loss.

 Research and Development Expenses

  Research and development expenses include the portion of indirect costs allocable to research and development efforts based on actual labor hours incurred.

  In connection with the Phase II FDA clinical trials, as well as the efforts to obtain the CE Mark, PRS400 systems have been provided to certain hospitals to conduct the clinical trials. The cost of these units and the related accumulated depreciation is included in property and equipment in the accompanying consolidated balance sheets. The cost of the units is charged to research and development expenses over the term of the agreements with the hospitals.


 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Photoelectron (Europe) Ltd. All material intercompany accounts and transactions have been eliminated.


 Foreign Currency

  All assets and liabilities of the Company's foreign subsidiary are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, "Foreign Currency Translation." Resulting translation adjustments are not material. Foreign currency transaction gains and losses included in the accompanying consolidated statements of operations are not material for the three years presented.

 Net Loss Per Share


  During 1997, the Company adopted SFAS 128, "Earnings per Share" (Note 13). Basic loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share has been computed by excluding the effect of exercising the stock options, warrants and convertible securities which are all anti-dilutive given the operating losses of the Company. The Company has outstanding 4,775,657 and 2,383,620 potential common shares related to such options and convertible instruments at December 30, 2000 and January 1, 2000.

 Fair Value of Financial Instruments

  The Company's financial instruments primarily consist of cash and cash equivalents, held to maturity investments, accounts payable and 10% senior convertible debentures. The fair value of the 10% senior convertible debentures approximates book value at December 30, 2000, based upon the underlying common stock. The held to maturity investments are carried at amortized cost on the accompanying balance sheet. See Note 2 for fair value disclosure. The carrying amounts of the Company's remaining financial instruments approximate fair value due to their short-term nature.

 Stock Option Plans

  The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans (Note 12). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds including tax benefits realized, if any, are credited to equity.

 Concentration of Credit Risk and Significant Customers

  Financial instruments that subject the Company to the potential for credit risk consist primarily of cash and cash equivalents and trade accounts receivable with customers in the health care industry. The Company minimizes the impact of credit risk on cash and cash equivalents by allocating its cash among financial institutions and by investing in high quality cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral.

  Historically, the Company has not experienced significant losses related to its accounts receivable. Due to the stage of the Company's development, the Company has a limited number of customers. Substantially all of the revenue and accounts receivable relate to these customers for the fiscal years 1998, 1999 and 2000.

(2)   HELD TO MATURITY INVESTMENTS

  Investments in commercial paper are classified as held to maturity as of December 30, 2000. The amortized cost and fair values as of December 30, 2000 are as follows:

                                          COMMERCIAL PAPER
                           ----------------------------------------------
                                                GROSS
                              AMORTIZED       UNREALIZED
                                COST             LOSS          FAIR VALUE

December 30, 2000               $3,972,770      $1,198        $3,973,967


  All the commercial paper has a contractual maturity due within one year.


(3)   ACCRUED EXPENSES
  Accrued liabilities in the accompanying balance sheets include the following balances:

                                    JANUARY 1   DECEMBER 30
                                          2000         2000
                                      --------     --------
  Warranty Accrual.................   $266,000     $297,000
  Annual Report Accrual............     60,000            -
  Other Accrued Expenses...........    304,495      272,447
                                      --------     --------
                                      $630,495     $569,447
                                      ========     ========


(4)   INCOME TAXES

  The components of the deferred tax asset at January 1, 2000 and December 30, 2000 are as follows:

                                                  JANUARY 1        DECEMBER 30
                                                          2000              2000
                                                  ------------      ------------
  Deferred tax asset--
     Federal tax loss carryforwards............   $ 11,846,000      $ 14,874,000
     Federal tax credit carryforwards..........        965,000         1,103,000
     State tax loss carryforward...............      2,602,000         3,439,000
     State tax credit carryforward.............        904,000           996,000
     Other, net................................        694,000           836,000
                                                  ------------      ------------
                                                    17,011,000        21,248,000
  Valuation allowance..........................    (17,011,000)      (21,248,000)
                                                  ------------      ------------
     Deferred tax asset........................             --                --
                                                  ============      ============

  As of December 30, 2000, the Company had federal net operating loss carryforwards of approximately $43,747,000, state net operating loss carryforwards of approximately $36,199,000, federal tax credit carryforwards of approximately $1,103,000, and state tax credit carryforwards of approximately $996,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 2001 through 2015, is fully reserved by means of a valuation allowance because their realization is uncertain.

  Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.


(5)   EMPLOYEE BENEFIT PLAN

  In April 1995, the Company adopted a 401(k) Plan. The Company contributes 50% of the first 6% of annual contributions by each employee with at least three months of service to the 401(k) Plan. During fiscal years 1998, 1999 and 2000, the Company contributed approximately $62,997, $29,057 and $59,436, respectively.


(6)   RELATED PARTY TRANSACTIONS

 Thermo Electron Corporation

  The Company utilizes Thermo Electron's resources on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $4,952, $6,093 and $6,557 in fiscal 1998, 1999 and 2000, respectively, for these services.

  In addition, the Company has been provided with certain services by a wholly-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $229,953, $147,315, and $42,947 in fiscal 1998, 1999 and 2000, respectively, for these services. As of January 1, 2000, and December 30, 2000, $7,284, and $0 respectively, was payable to Thermo Electron and was included in accounts payable in the accompanying consolidated balance sheets.

  Management believes that the fees charged by Thermo Electron are reasonable and such fees are representative of the expenses the Company would have incurred on a stand-alone basis.


(7)   COMMITMENTS AND CONTINGENCIES

 Litigation

  The Company is party to legal matters which arise in the normal course of business. Management, after reviewing these matters with legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the financial condition or results of operations.


 Leases

  In 1996, the Company entered into a new operating lease for its office and research facilities expiring in July 2002. The minimum lease payments under the new agreement are $599,689 in 2001 and $352,360 in 2002. The total future minimum lease payments are $952,049. The accompanying consolidated statements of operations include expenses for operating leases of $404,914, $471,859, and $587,820 for fiscal 1998, 1999 and 2000, respectively.

(8)   CONVERTIBLE SUBORDINATED NOTES

  Since its inception, the Company has financed its operations in part through the issuance of subordinated convertible debentures. In May 1992, the Company entered into a $4,500,000 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos, who then served as President and Chief Executive Officer of the Company and presently serves as Chairman of the Board. This note was reissued in 1996 as the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996. The amended and restated demand note was convertible into common stock at a conversion price of $3.00 on demand. The Company borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement, of which $705,000 was still outstanding at the beginning of fiscal 2000. All earned but unpaid interest on the subordinated demand note was convertible into common stock at a conversion price equal to the fair market value of the Company's common stock on the first day of the fiscal quarter in which the interest to be converted accrued. In June 2000, Mr. Nomikos exchanged the principal balance of the note together with all accrued unpaid interest for $786,153 in 10% senior convertible debentures.

  Warrant purchase rights issued in conjunction with the amended and restated demand note entitle the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of common stock at $3.00. At December 30, 2000, warrants to purchase 235,000 shares of the Company's common stock were outstanding under the amended and restated demand note. These remaining warrants expire on January 27, 2002. All warrants purchased by Mr. Nomikos have been accounted for as capital in excess of par value--common stock.


(9)   CONVERTIBLE NOTE PAYABLE

  On November 15, 1999, the Company and PYC Corporation, a Liberian corporation controlled by Mr. Peter M. Nomikos and members of his immediate family, entered into a six month $2.25 million line of credit at an 8% interest rate. This note was convertible into common stock at the holder's request within 30 days subsequent to its maturity or prepayment. In June 2000, PYC
Corporation exchanged the principal balance of the note together with all accrued unpaid interest for $2,312,756 in 10% senior convertible debentures
(see Note 10). In connection with the line of credit, the Company issued to PYC Corporation warrants to purchase an aggregate of 450,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock for the ten trading days preceding each draw made under the line of credit. The fair value of the warrants issued, in the amounts of $33,790 and $638,696, respectively, has been recognized as non cash interest expense in fiscal 1999 and fiscal 2000. The weighted average exercise price of the warrants issued to PYC Corporation is $3.29 per share.


(10)  SENIOR CONVERTIBLE DEBT

  In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for refinancing of short-term debt bridge financing and other convertible debt and general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

  The placement agent for the offering received cash for commission and expenses in the amount of $515,200 plus $52,818 for fees and the actual disbursements of counsel to the placement agent. In addition, the Company issued to the placement agent and an affiliate of the placement agent warrants to purchase 195,000 shares of the Company's common stock. The Company recorded the fair value of the warrants in the amount of $600,704 as deferred offering costs. The warrants issued to the placement agent and to the affiliate of the placement agent are exercisable at any time for five years from June 30, 2000, the final closing date of the offering, at an exercise price of $4.00 per share.

  As part of the $10,458,909 raised in the offering, the Company issued to PYC Corporation a 10% senior convertible debenture with a face amount of $2,312,756 in exchange for the total amount due under the November 1999 $2.25 million line of credit bridge financing between the Company and PYC Corporation (see Note 9). In addition, the Company issued to Peter M. Nomikos a 10% senior convertible debenture with a face amount of $786,153, in exchange for the total amount due to Mr. Nomikos under the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996. (See Note 8)

  Interest expense attributable to a beneficial conversion feature resulting from the excess of the fair market value of the Company's common stock over the conversion price on the date of issuance of the debt, which amounted to $408,594, has been recognized in interest expense in the accompanying financial statements in accordance with the provision of EITF 98-5

"Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

  The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company increased the principal of the 10% senior convertible debentures in the amount of $65,585, $265,275 and $263,319 of accrued interest on July 1, September 30, and December 30, 2000, respectively. Additionally, the Company recorded the beneficial conversion feature associated with these additional debentures in the amount of $22,545 and $66,319 as interest expense on July 1, and September 30, 2000, respectively. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

(11)   COMMON AND PREFERRED STOCK

  In May 2000, the Company's stockholders approved an amendment to the Company's Articles of Organization to increase the number of authorized shares of Common Stock from 15,000,000 to 20,000,000 and to reduce the number of authorized shares of Preferred Stock from 7,500,000 to 2,500,000. The Company's Preferred Stock is a so-called "blank check" preferred stock, which authorizes the Board of Directors of the Company from time to time to establish one or more series of Preferred Stock and, to the extent permitted by Massachusetts law, to designate variations in the relative rights and preferences between different series. All of the Preferred Stock previously issued by the Company in a series of private placements automatically converted into shares of Common Stock at the closing of the Company's Initial Public Offering in 1997.


(12)   STOCK OPTION PLAN

  In 1989, the Company adopted the 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan provided that options may be granted at any price determined by the Board of Directors for key employees, directors and consultants. The Board of Directors granted 733,225 non-qualified stock options under the 1989 Plan. Options granted under the 1989 Plan expire seven to twelve years after the date of grant and in general vest at 20% per year. When an optionee ceases to be an employee, director or consultant of the Company, their options terminate either upon or shortly after termination of employment. The Company's Board of Directors voted on July 17, 1996 to terminate the 1989 Plan, and no further options could be issued under the 1989 Plan after that date.

  On July 17, 1996, the Board of Directors of the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan") for employees, officers, directors and others of the Company and its subsidiary, and recommended approval of the plan by the stockholders. The 1996 Plan provides for grants of incentive stock options to employees (including officers) of the Company, and for grants of non-qualified stock options to such employees as well as to directors and others of the Company and its subsidiary. In addition, persons eligible to receive non-qualified stock options can be awarded shares of Common Stock and given the opportunity to purchase shares of Common Stock. A total of 1,041,775 shares of Common Stock may be issued under the 1996 Plan.

  A summary of stock option activity is as follows:

                                           FISCAL 1998                  FISCAL 1999                   FISCAL 2000
                                  ----------------------------  ---------------------------   --------------------------
                                   NUMBER     RANGE OF  OPTION    NUMBER    RANGE OF OPTION    NUMBER    RANGE OF OPTION
                                   ------     --------  ------    ------    ---------------    ------    ---------------
                                  OF SHARES   PRICE PER SHARE   OF SHARES   PRICE PER SHARE   OF SHARES  PRICE PER SHARE
                                  ---------   ---------------   ---------   ---------------   ---------  ---------------

Options outstanding,
 beginning of year ...........      701,592    $0.40--$9.75      913,092    $0.40--$9.75      911,717    $0.40--$9.00


Granted ......................      265,650    $5.38--$8.38      263,000    $2.13--$4.88      401,000    $2.69--$5.94
Exercised ....................      (48,700)   $0.40--$3.00      (64,500)   $0.40--$3.00     (126,500)   $0.40--$3.00
Forfeited ....................       (5,450)   $0.80--$7.25     (199,875)   $2.13--$9.75      (72,400)   $2.13--$9.00


Options outstanding, end of
 year ........................      913,092    $0.40--$9.75      911,717    $0.40--$9.00    1,113,817    $0.40--$9.00
Options exercisable ..........      466,874    $0.40--$9.00      445,468    $0.40--$9.00      504,871    $0.40--$9.00
Options available for grant ..      145,358                            0                      140,058
Weighted average fair value
 per share of options
 granted during the year......                 $3.45                        $1.28                        $1.81

  The Company accounts for stock options under APB No. 25. Upon exercise of the options, the net proceeds, including the tax benefit realized, are credited to equity.


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

                                                  Fiscal 1998      FISCAL 1999      FISCAL 2000
                                                ---------------  ---------------  ---------------
Net Loss
     As Reported.............................      $(7,674,009)     $(7,548,642)     $(7,777,252)
     Pro Forma...............................      $(8,242,514)     $(8,198,743)     $(9,039,370)
  Basic and Diluted Net Loss Per Share
     As Reported.............................      $     (1.02)     $      (.97)     $      (.97)
     Pro Forma...............................      $     (1.10)     $     (1.06)     $     (1.13)

  Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                  Fiscal 1998     FISCAL 1999     FISCAL 2000
                                 --------------  --------------  --------------
  Dividend Rate.................             0%              0%              0%
  Volatility....................           105%             48%             48%
  Risk Free Interest Rate.......          5.00%           5.00%           5.00%
  Expected Life of Options......     7.00 years      7.00 years      5.00 years

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


(13)   NET LOSS PER SHARE

  Basic and diluted net loss per share were calculated as follows:

                                                             1998             1999             2000
                                                      -----------      -----------      -----------

     Net loss...................................      $(7,674,009)     $(7,548,642)     $(7,777,252)
     Weighted average shares....................        7,489,038        7,749,040        8,001,204
                                                      -----------      -----------      -----------
     Basic and Diluted net loss per share.......      $     (1.02)     $     (0.97)     $     (0.97)
                                                      ===========      ===========      ===========

==

  The computation of diluted earnings per share for fiscal 1998, 1999 and 2000 excludes the effect of assuming the exercise of all outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during these years.


(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                              --------------------------------------------------------------------------------------
                                              April 3    July 3      Oct. 2    Jan. 1      April 1    July 1     Sep. 30    Dec. 30

                                               1999       1999       1999       2000        2000       2000       2000       2000
STATEMENT OF OPERATIONS DATA:                                          In thousands, except per share data
Revenues..................................... $   272  $        -   $   262   $       -    $   423    $   530    $   168    $   308
Gross Profit.................................     148           -       120           -        313        300        106        192
Income (loss) before extraordinary items
 and cumulative effect of changes in
 accounting..................................  (2,070)     (1,971)   (1,371)     (2,136)    (1,495)    (2,277)    (1,843)    (2,161)
Net loss..................................... $(2,070)    $(1,971)   (1,371)     (2,136)    (1,495)    (2,277)    (1,843)    (2,161)
                                              =======  ==========   =======   =========    =======   ========    =======    =======
Basic and diluted income (loss) per share:
   Net loss..................................    (.27)      (.25)     (.18)       (.27)       (.19)     (.29)      (.23)      (.25)
                                              =======  ==========   =======   =========    =======   ========    =======    =======
Weighted average common shares outstanding...   7,735       7,743     7,754       7,764      7,787      7,844      7,874      8,500
                                              =======  ==========   =======   =========    =======   ========    =======    =======

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON MARCH 29, 2001.


                                  Photoelectron Corporation


                                  By:    /s/ Euan S. Thomson
                                         -------------------
                                           EUAN S. THOMSON
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Euan S. Thomson and Timothy W. Baker, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  IN ACCORDANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


     SIGNATURE                           TITLE                        DATE
----------------------------  --------------------------------   ---------------

/s/ Euan S. Thomson           President and Chief Executive       March 29, 2001
----------------------------  Officer (Principal Executive
Euan S. Thomson               Officer)


/s/ Timothy W. Baker          Chief Financial Officer             March 29, 2001
----------------------------  (Principal Financial Officer
Timothy W. Baker              and Principal
                              Accounting Officer)


/s/ Peter M. Nomikos          Chairman of the Board of            March 29, 2001
----------------------------  Directors
Peter M. Nomikos


/s/ Roger D. Wellington       Director                            March 29, 2001
----------------------------
Roger D. Wellington


/s/ Dr. Leonard Laster        Director                            March 29, 2001
----------------------------
Dr. Leonard Laster


                                 EXHIBIT INDEX


    EXHIBIT
      NO.                                             DESCRIPTION
     *3.1  Articles of Organization of the Company, as amended.

     *3.2  Forms of Articles of Amendment of the Company.

    **3.3  By-Laws of the Company, as amended.

     *4.1  Specimen Certificate representing the Company's common stock.

     *4.2  Convertible Note and Warrant Purchase Agreement between the Company and Peter M. Nomikos dated as of May
           13, 1992, and Exhibits thereto.

     *4.3  Amendment and Waiver of Convertible Note and Warrant Purchase Agreement dated as of May 13, 1992 between the Company and Peter M. Nomikos, dated as of August 1, 1996, and Exhibits thereto.

   ***4.4  Loan Agreement between the Company and PYC Corporation dated November 15, 1999 and Exhibits thereto.

  ****4.5  Warrant Agreement dated May 1, 2000 by and between the Company and KSH Strategic Investment
           Fund I, LP and exhibits thereto.

  ****4.6  Warrant Certificate to purchase 11,000 shares of the Company's common stock issued to KSH
           Strategic Investment Fund I, LP.

  ****4.7  Warrant Agreement dated June 30, 2000 by and between the Company and KSH Investment Group,
           Inc. and exhibits thereto.

  ****4.8  Warrant Certificate to purchase 184,000 shares of common stock issued to KSH Investment Group, Inc.

 *****4.9  Stock Purchase Agreement by and between Photoelectron Corporation and Johnson & Johnson Development
           Corporation dated as of February 5, 2001.

    *10.1  Lease Agreement dated June 12, 1996 between Lexington Development Company Trust and the Company.

    *10.2  Cash or Deferred Profit Sharing Plan and Trust dated April 1, 1995, as amended, of the Company.

    *10.3  1989 Employee Stock Option Plan of the Company and forms of Stock Option Agreements.

    *10.4  1996 Equity Incentive Plan of the Company.

    *10.5  Form of Stock Purchase Warrant issued to certain security holders of the Company and Schedule of
           Substantially Identical Documents from Exhibits.

    *10.6  Stock Option Agreements variously dated between certain directors and officers of the Company and the Company.
    *10.7  Technology Cross License Agreement dated as of January 4, 1989 between the Company and Thermo
           Electron Corporation.

    *10.8  International Distributor Sales and Service Agreement dated December 13, 1995, as amended, between the Company and Toshiba Medical Systems Co., Ltd.

    *10.9  Agreement dated as of February 1, 1991, as amended, between the Company and the General
           Hospital Corporation.


   *10.10  Clinical Trial Agreement dated as of August 1, 1992, as amended, between the General Hospital
           Corporation, Nicholas T. Zervas, M. D. and the Company.

   *10.11  Investigational Treatment Agreement dated as of September 1, 1994 between the General Hospital
           Corporation, Rees G. Cosgrove, M.D. and the Company.

   *10.12  Clinical Research Agreement dated as of April 1, 1995, as amended, between the Brigham and
           Women's Hospital Corporation, Peter Black, M.D. and the Company.

   *10.13  Clinical Trial Agreement dated as of January 1, 1995 between the Tokyo Women's Medical College,
           Kintomo Takakura, M.D. and the Company.

   *10.14  Clinical Trial Agreement dated December 13, 1995, as amended, between the Company and Toshiba
           Medical Systems Co., Ltd.

   *10.15  Clinical Research Agreement dated as of November 1, 1995 between The Royal Free Hampstead (NHS),
           Felix Senanayake, M.D. and the Company.

   *10.16  Forms of Medical Advisory Board Agreements between the Company and members of its Medical
           Advisory Board.

 ***10.17  Development and Distribution Agreement between the Company and Carl Zeiss Oberkochen dated August 21, 1999 and exhibits thereto (portions of Page 2 of Schedule 1 and Pages 1-8 of Schedule 4.3(a) of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

 ***10.18  SNN Member Agreement between the Company and Surgical Navigation Specialists Inc. dated June 30,
           1999 and exhibits thereto.

 ***10.19  Agreement between Cordis Corporation and Photoelectron Corporation dated February 5, 2001 (Portions of
           Section VIIIA, Section IXA, Section XIV, Exhibit B, Exhibit C, Exhibit D and Exhibit G of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

    *21.1  Subsidiaries of the Company

  *****23  Consent of independent accountants.

*****24.1  Power of Attorney (including in signature page to this Form 10-K).


* Filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.
** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.
***** Filed herewith.