Form 10-Q
period 2001-03-31
PHOTOELECTRON CORP
filed 2001-05-09
CIK 921960

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________________.


                        COMMISSION FILE NUMBER 0-21667

                           PHOTOELECTRON CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



                 MASSACHUSETTS                                04-3035323
       (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)


                   5 FORBES ROAD,                                02421
              LEXINGTON, MASSACHUSETTS                         (Zip code)
     (Address of Principal Executive Offices)


                                (781) 861-2069
             (Registrant's Telephone Number, Including Area Code)

                                _______________

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                _______________

     9,664,330 shares of Common Stock, $.01 par value, were outstanding as of May 2, 2001.

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I--      FINANCIAL INFORMATION

Item 1        Consolidated Financial Statements.............................................................      3

              Consolidated Balance Sheets at March 31, 2001 and December 30, 2000...........................      3

              Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and
              April 1, 2000.................................................................................      4

              Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
              April 1, 2000.................................................................................      5

              Notes to Unaudited Consolidated Financial Statements..........................................      6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.........      8

PART II--     OTHER INFORMATION

Item 1        Legal Proceedings.............................................................................     11

Item 2        Changes in Securities and Use of Proceeds.....................................................     11

Item 3        Defaults upon Senior Securities...............................................................     11

Item 4        Submission of Matters to a Vote of Security Holders...........................................     11

Item 5        Other Information.............................................................................     11

Item 6        Exhibits and Reports on Form 8-K..............................................................     11

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,          December 30,
                                                                                      ---------          ------------
                                                                                         2001                2000
                                                                                         ----                ----
                                                                                      (Unaudited)
                                      ASSETS
Current Assets:
  Cash and cash equivalents......................................................     $  4,780,507        $    662,857
  Accounts receivable............................................................          228,673             278,743
  Inventories....................................................................        1,452,576           1,389,710
  Prepaid expenses...............................................................          384,858             295,588
  Held to maturity investments...................................................        1,783,299           3,972,770
                                                                                      ------------        ------------
     Total current assets........................................................        8,629,913           6,599,668
                                                                                      ------------        ------------
Property and Equipment:
  Computer equipment.............................................................          990,919             984,237
  Lab and production equipment...................................................        1,068,793           1,068,793
  Clinical site equipment........................................................          875,122             875,122
  Sales demo equipment...........................................................          148,450             148,450
  Furniture and fixtures.........................................................          183,104             183,104
  Leasehold improvements.........................................................          866,230             866,230
                                                                                      ------------        ------------
  Property and equipment.........................................................        4,132,618           4,125,936
  Less--Accumulated depreciation and amortization................................        3,512,505           3,384,127
                                                                                      ------------        ------------
  Net property and equipment.....................................................          620,113             741,809
                                                                                      ------------        ------------
Other Assets:
  Deferred offering costs, net...................................................          960,921           1,106,422
                                                                                      ------------        ------------
     Total assets................................................................     $ 10,210,947        $  8,447,899
                                                                                      ============        ============

              LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Accounts payable...............................................................     $    394,081        $    218,614
  Accrued expenses...............................................................          475,920             569,447
  Accrued payroll and benefits...................................................           98,149             223,901
                                                                                      ------------        ------------
     Total current liabilities...................................................     $    968,150        $  1,011,962
                                                                                      ============        ============
Long Term Liabilities
  10% senior convertible debentures..............................................       10,399,099          10,727,361
                                                                                      ------------        ------------
Shareholders' (Deficit) Equity:
  Preferred stock, $0.01 par value
     Authorized--2,500,000
     Issued and outstanding--none at March 31, 2001 and December 30, 2000,
       respectively..............................................................               --                  --
  Common stock, $0.01 par value
     Authorized--20,000,000
     Issued and outstanding--9,664,329 and 8,551,685 at March 31, 2001 and
       December 30, 2000, respectively...........................................           96,643              85,517
  Capital in excess of par value common stock....................................       47,341,437          42,943,997
  Deferred compensation..........................................................          (94,735)            (82,047)
  Deficit accumulated during development stage...................................      (48,499,647)        (46,238,891)
                                                                                      ------------        ------------
     Total shareholders' (deficit) equity........................................       (1,156,302)         (3,291,424)
                                                                                      ------------        ------------
     Total liabilities and shareholders' (deficit) equity........................     $ 10,210,947        $  8,447,899
                                                                                      ============        ============

  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended
                                                                                     ------------------------
                                                                                March 31, 2001      April 1, 2000
                                                                                --------------      -------------
                                                                                  (Unaudited)         (Unaudited)
Revenues.....................................................................     $    84,800         $   422,549
Cost of Goods Sold...........................................................          59,561             109,967
                                                                                  -----------         -----------
Gross Margin.................................................................          25,239             312,582
                                                                                  -----------         -----------
Operating Expenses:
  Research and development expenses..........................................         874,318             764,968
  Sales, general and administrative expenses.................................       1,249,698             747,853
                                                                                  -----------         -----------
     Total operating expenses................................................       2,124,016           1,512,821
                                                                                  -----------         -----------
     Operating loss..........................................................      (2,098,777)         (1,200,239)
                                                                                  -----------         -----------
Interest income..............................................................          94,485              23,948
Interest expense.............................................................        (256,464)           (319,029)
                                                                                  -----------         -----------
Interest expense, net........................................................        (161,979)           (295,081)
                                                                                  -----------         -----------
Net loss.....................................................................     $(2,260,756)        $(1,495,320)
                                                                                  ===========         ===========
Basic and diluted net loss per share.........................................     $     (0.25)        $     (0.19)
                                                                                  ===========         ===========
Weighted average basic and diluted shares....................................       9,201,818           7,787,428

  The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        Three Months Ended
                                                                                      -------------------------
                                                                                   March 31, 2001   April 1, 2000
                                                                                   --------------   -------------
                                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net loss......................................................................     $(2,260,756)     $(1,495,320)
    Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization.............................................         128,379          154,353
      Amortization of offering expenses.........................................          61,468               --
      Noncash compensation expense..............................................          23,312               --
      Noncash interest converted to notes.......................................              --           42,278
      Noncash interest expense on bridge financing..............................              --          276,751
      Noncash interest expense on 10% convertible debt..........................         256,464               --
    Changes in current accounts--
      Inventories...............................................................         (62,866)         (36,276)
      Accounts receivable.......................................................          50,070           21,320
      Prepaid expenses..........................................................         (89,270)        (193,895)
      Other current assets......................................................              --           16,977
    Accounts payable............................................................         175,467          178,157
      Accrued expenses..........................................................        (219,279)           3,503
      Deferred revenue..........................................................              --          282,500
                                                                                     -----------      -----------
        Net cash used in operating activities...................................      (1,937,011)        (749,652)
                                                                                    -----------      -----------
Cash flows from investing activities:
  Proceeds from held to maturity investments....................................       2,189,472               --
  Purchases of equipment and leasehold improvements.............................          (6,682)         (26,779)
                                                                                     -----------      -----------
     Net cash provided by (used in) investing activities........................       2,182,790          (26,779)
                                                                                    -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock........................................       3,871,871          119,226
  Proceeds from issuance of convertible notes...................................              --        1,200,000
                                                                                     -----------      -----------
     Net cash provided by financing activities..................................       3,871,871        1,319,226
                                                                                     -----------      -----------
Increase in cash and cash equivalents...........................................       4,117,650          542,795
Cash and cash equivalents, beginning of period..................................         662,857          134,104
                                                                                     -----------      -----------
Cash and cash equivalents, end of period........................................     $ 4,780,507      $   676,899
                                                                                     ===========      ===========
Cash paid for:
  Interest......................................................................     $        --      $        --
                                                                                     ===========      ===========
Noncash financing activities:
 Conversion of 10% Senior Convertible Debentures to common stock................     $   584,728      $        --
                                                                                     ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Unaudited Results

     The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.  Net Loss Per Share

     During the first three months of 2001 and 2000, basic and diluted net loss per share were calculated as follows:


                                              March 31, 2001     April 1, 2000
                                              ---------------    -------------
      Basic and Diluted:
        Net loss...........................     $(2,260,756)     $(1,495,320)
        Weighted average shares............       9,201,818        7,787,428
        Basic net loss per share...........     $     (0.25)     $     (0.19)


     The computation of diluted earnings per share for March 31, 2001 and April 1, 2000 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of March 31, 2001, there were 980,487 of such options outstanding, with exercise prices ranging from $2.125-$9.00 per share with expiration dates ranging from October 25, 2001 to July 31, 2010. As of March 31, 2001, there were securities convertible into 3,579,775 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share with expiration dates ranging from January 27, 2002 to June 30, 2005.


3.  Comprehensive Income (loss)

     The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income
(loss) and accumulated other comprehensive income (loss). There were no items of other comprehensive income (loss); therefore comprehensive income (loss) equals net loss.

4.  Senior Convertible Debt

     In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for general and administrative expenses, refinancing of short-term debt bridge financing and general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

     The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company exercised that option, and added an aggregate of $256,464 to the outstanding principal amount of the 10% senior convertible debentures for the three months ended March 31, 2001.

     The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

5.  Subsequent Event

     On April 2, 2001, the Company elected Thomas J. Miller to the Board of Directors of the Company. Mr. Miller was also appointed to the Audit Committee of the Board.

                        PART I:   FINANCIAL INFORMATION

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Overview

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

     Photoelectron Corporation ("Photoelectron" or the "Company") is a medical device and technology company dedicated to developing, manufacturing and marketing innovative miniature x-ray technologies for the medical and industrial markets.

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

     The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of March 31, 2001, the Company had an accumulated deficit of approximately $48 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year. The Company anticipates that its research and development, sales and general and administrative expenses will increase during 2001 to support continued development and distribution.

     From its core technology, the Company developed its Photon Radiosurgery System (the "PRS"). The Company's latest commercial version of the PRS is the PRS400(TM) system (the "PRS400 system"). The key component of the PRS400 system is a miniature x-ray source, designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS400 system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The Company holds seventeen U.S. patents and has nine U.S. patent applications pending relating to the PRS400 system and associated technologies.

     In February 2001, the Company signed an agreement with Cordis Corporation ("Cordis"), a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the Company's X-SEED(TM) and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Under the terms of the agreement with Cordis, the companies will develop and manufacture an x-ray system based on Photoelectron's patented technology. The new system will include an integrated disposable x-ray tube and catheter and a delivery and control device to deliver intravascular radiation therapy. Both companies will manufacture components for the system, which will be co-labeled. Cordis will be responsible for the sales and marketing for the new x-ray system. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation ("JJDC") purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million. The proceeds from the equity investment will assist in the funding of additional development required for the commercialization of X-SEED.

  Results of Operations

     Three Months Ended March 31, 2001 and April 1, 2000

     Revenue. The Company had revenues of $84,800 in the first three months of 2001, as compared with $422,549 in the first three months of 2000. The 2001 revenue reflects the first unit shipments of the Company's industrial x-ray source (LASER-X(TM)) combined with the shipment of a PRS upgrade. The 2000 revenue is primarily the result of a sale of a PRS to Children's Memorial Hospital in Chicago, Illinois.

     Research and development expenses. The Company's research and development expenses increased by $109,350 from $764,968 in the first three months of 2000 to $874,318 in the first three months of 2001. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy and x-ray fluorescence systems.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $501,845 from $747,853 in the first three months of 2000 to $1,249,698 in the first three months of 2001. The increase is primarily attributable to expenses incurred as a result of the continuing sales and marketing initiative which commenced in 2000. The initiative is aimed at raising awareness of Photoelectron products and technologies in the medical, non-medical, patient and investment communities.

     Interest income. Interest income increased by $70,537 from $23,948 in the first three months of 2000 to $94,485 in the first three months of 2001. The increase resulted from an increase in amounts invested attributable to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000 and JJDC's purchase of shares of the Company's common stock for an aggregate purchase price of $3.8 million in February 2001.

     Interest expense. Interest expense decreased by $62,565 from $319,029 in the first three months of 2000 to $256,464 in the first three months of 2001. The decrease resulted from costs incurred in the first three months of 2000 attributable to the fair value of warrants issued to PYC Corporation in November 1999. The interest expense for the first three months of 2001 relates to the Company's $10.4 million 10% senior convertible debenture private placement, which closed in June 2000. The Company elected not to pay in cash the interest due under the debentures for the first three months of 2001, and accordingly has increased the outstanding balance of the debentures by the interest expense.

  Backlog

     The Company ended the first three months of 2001 with a backlog of $718,440, reflecting an INTRABEAM order received in the first three months of 2001 and installed in April 2001, combined with LASER-X orders which have scheduled delivery dates through the third quarter of 2001. This compares to a backlog of $0 for the first three months of 2000.

  Liquidity and Capital Resources

     The Company has expended substantial funds to research and develop the PRS, the INTRABEAM(TM) system ("INTRABEAM") and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS and INTRABEAM. The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

     Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $35.4 million and its initial public offering with net proceeds of $16,818,854.

     Consolidated working capital was $7,661,763 at March 31, 2001, compared with $5,587,706 at December 30, 2000. Included in working capital are cash and cash equivalents of $4,780,507 at March 31, 2001, compared with $662,857 at December 30, 2000, and investments held to maturity of $1,783,299 at March 31, 2001, compared with $3,972,770 at December 30, 2000. During the first three months of 2001, the Company used $1,937,011 of cash for operating activities as compared to $749,652 for the first three months of 2000.

     The Company used $6,682 of cash in the first three months of 2001 for fixed assets and leasehold improvements associated with its facility.

     The Company received $71,872 of cash in the first three months of 2001 from the exercise of stock options to purchase common stock.

     In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company is using the net proceeds of the private placement for general and administrative expenses, refinancing of $2,312,755 of short-term debt bridge financing provided by PYC Corporation and $786,153 due under an 8% Subordinated Convertible Demand Note to Peter M. Nomikos, and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

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

     Co-incident with the Cordis agreement, on February 5, 2001, JJDC purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million.

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

     The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining new and expanding existing United States Food and Drug Administration and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS, INTRABEAM, LASER-X, X-SEED and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies.

     The Company believes that its existing cash and investments together with anticipated revenues will be sufficient until at least the end of fiscal 2001. The Company plans to seek to raise additional capital in fiscal 2002. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

                         PART II:   OTHER INFORMATION

Item 1:   Legal Proceedings

          Not Applicable

Item 2:   Changes in Securities and Use of Proceeds

          Co-incident with the Cordis agreement, on February 5, 2001, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million. These shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company issued the shares in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company granted Johnson & Johnson Development Corporation the right to have the shares registered under the Securities Act for resale.

          The proceeds from the equity investment will assist in the funding of additional development required for the commercialization of X-SEED.

Item 3:   Defaults upon Senior Securities

          Not Applicable

Item 4:   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5:   Other Information

          Subsequent Event

          On April 2, 2001, the Company elected Thomas J. Miller to the Board of Directors of the Company. Mr. Miller was also appointed to the Audit Committee of the Board.


Item 6:   Exhibits and Reports on Form 8-K.

          (A)   Exhibits

          No.            Description
          ---            -----------
          *4.1           Stock Purchase Agreement by and between Photoelectron
                         Corporation and Johnson & Johnson Development
                         Corporation dated as of February 5, 2001.

          *10.1 Agreement between Cordis Corporation and Photoelectron Corporation dated February 5, 2001 (Portions of Section VIIIA, Section IXA, Section XIV, Exhibit B, Exhibit C, Exhibit D and Exhibit G of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).

          * Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

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

Dated:   May 9, 2001