Form 10-Q
period 2001-06-30
PHOTOELECTRON CORP
filed 2001-08-10
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2001

                                       OR

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



  Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



  9,914,008 shares of Common Stock, $.01 par value, were outstanding as of August 7, 2001.

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              -----
PART I--                                          FINANCIAL INFORMATION
Item 1        Consolidated Financial Statements.............................................................      3

              Consolidated Balance Sheets at June 30, 2001 and December 30, 2000............................      3

              Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and
              July 1, 2000..................................................................................      4

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001
              and July 1, 2000..............................................................................      5

              Notes to Unaudited Consolidated Financial Statements..........................................      6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations.........      7

PART II--     OTHER INFORMATION

Item 1        Legal Proceedings.............................................................................     10

Item 2        Changes in Securities and Use of Proceeds.....................................................     10

Item 3        Defaults upon Senior Securities...............................................................     10

Item 4        Submission of Matters to a Vote of Security Holders...........................................     10

Item 5        Other Information.............................................................................     10

Item 6        Exhibits and Reports on Form 8-K..............................................................     10

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,         December 30,
                                                                                   ----------------   -----------------
                                                                                         2001                2000
                                                                                   ----------------   -----------------
                                                                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents......................................................      $  3,829,638        $    662,857
  Accounts receivable............................................................           517,056             278,743
  Inventories....................................................................         1,500,293           1,389,710
  Prepaid expenses...............................................................           320,100             295,588
  Held to maturity investments...................................................           743,303           3,972,770
                                                                                       ------------        ------------
     Total current assets........................................................         6,910,390           6,599,668
                                                                                       ------------        ------------
Property and Equipment:
  Computer equipment.............................................................           993,458             984,237
  Lab and production equipment...................................................         1,147,397           1,068,793
  Clinical site equipment........................................................           875,122             875,122
  Sales demo equipment...........................................................           148,450             148,450
  Furniture and fixtures.........................................................           183,104             183,104
  Leasehold improvements.........................................................           866,230             866,230
                                                                                       ------------        ------------
  Property and equipment.........................................................         4,213,761           4,125,936
  Less--Accumulated depreciation and amortization................................         3,631,863           3,384,127
                                                                                       ------------        ------------
  Net property and equipment.....................................................           581,898             741,809
                                                                                       ------------        ------------
Other Assets:
  Deferred offering costs, net...................................................           797,677           1,106,422
                                                                                       ------------        ------------
     Total assets................................................................      $  8,289,965        $  8,447,899
                                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable...............................................................      $    388,247        $    218,614
  Accrued expenses...............................................................           528,655             569,447
  Accrued payroll and benefits...................................................            83,842             223,901
                                                                                       ------------        ------------
     Total current liabilities...................................................         1,000,744           1,011,962
                                                                                       ------------        ------------
Long Term Liabilities
  10% senior convertible debentures..............................................         9,712,129          10,727,361
                                                                                       ------------        ------------
Shareholders' (Deficit):
  Preferred stock, $0.01 par value
     Authorized--2,500,000
     Issued and outstanding--none at June 30, 2001 and December 30, 2000,
       respectively..............................................................                --                  --
  Common stock, $0.01 par value
     Authorized--20,000,000
     Issued and outstanding--9,899,960 and 8,551,685 at June 30, 2001 and
       December 30, 2000, respectively...........................................            99,000              85,517
  Capital in excess of par value common stock....................................        48,200,613          42,943,997
  Deferred compensation..........................................................          (104,462)            (82,047)
  Accumulated deficit............................................................       (50,618,059)        (46,238,891)
                                                                                       ------------        ------------
     Total shareholders' (deficit)...............................................        (2,422,908)         (3,291,424)
                                                                                       ------------        ------------
     Total liabilities and shareholders' (deficit)...............................      $  8,289,965        $  8,447,899
                                                                                       ============        ============


   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Three Months Ended                   Six Months Ended
                                           ---------------------------------  ----------------------------------
                                            June 30, 2001     JULY 1, 2000     JUNE 30, 2001      JULY 1, 2000
                                           ----------------  ---------------  ----------------  ----------------
                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
Revenues...............................        $   517,980      $   530,000       $   602,780       $   952,549
Cost of Goods Sold.....................            329,342          229,850           388,903           339,817
                                               -----------      -----------       -----------       -----------
Gross Margin...........................            188,638          300,150           213,877           612,732
Operating Expenses
  Research and development
    Expenses...........................            929,356          707,858         1,803,674         1,472,826
  Sales, general and administrative
    Expenses...........................          1,180,158          961,550         2,429,856         1,709,403
                                               -----------      -----------       -----------       -----------
    Total operating expenses...........          2,109,514        1,669,408         4,233,530         3,182,229
                                               -----------      -----------       -----------       -----------
    Operating loss.....................         (1,920,876)      (1,369,258)       (4,019,653)       (2,569,497)
                                               -----------      -----------       -----------       -----------
Interest income........................             66,192           13,979           160,679            37,928
Interest expense.......................           (263,727)        (921,968)         (520,192)       (1,240,998)
                                               -----------      -----------       -----------       -----------
Interest expense, net..................           (197,535)        (907,989)         (359,513)       (1,203,070)
                                               -----------      -----------       -----------       -----------
Net loss...............................        $(2,118,411)     $(2,277,247)      $(4,379,166)      $(3,772,567)
                                               ===========      ===========       ===========       ===========
Basic and diluted net loss per
    share..............................             $(0.22)          $(0.29)           $(0.46)           $(0.48)
                                               ===========      ===========       ===========       ===========
Weighted average basic and
 diluted shares........................          9,768,592        7,843,509         9,485,205         7,815,468




   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                             Six Months Ended
                                                                                       -----------------------------
                                                                                       June 30, 2001   JULY 1, 2000
                                                                                       --------------  -------------
                                                                                        (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
 Net loss............................................................................    $(4,379,166)   $(3,772,567)
 Adjustments to reconcile net loss to net cash used in   operating activities--
  Depreciation and amortization......................................................        247,735        273,663
  Amortization of offering expenses..................................................        111,323             --
  Noncash compensation expense.......................................................         33,560             --
  Noncash interest converted to  notes...............................................             --         82,828
  Noncash commission expense.........................................................             --          4,576
  Noncash consulting expense.........................................................             --        186,842
  Noncash interest expense on bridge financing.......................................             --        638,696
  Noncash interest expense on 10% senior convertible debentures......................        520,192        519,474
 Changes in current accounts--
  Inventories........................................................................       (110,583)         8,573
  Accounts receivable................................................................       (238,313)       (81,844)
  Prepaid expenses...................................................................        (24,512)      (150,723)
  Other current assets...............................................................             --         15,699
  Accounts payable...................................................................        169,633        (36,900)
  Accrued expenses...................................................................       (180,851)       (43,369)
  Deferred revenue...................................................................             --        (87,500)
                                                                                         -----------    -----------
   Net cash used in operating activities.............................................     (3,850,982)    (2,442,552)
                                                                                         -----------    -----------
Cash flows from investing activities:
 Proceeds from held to maturity investments..........................................      3,229,467             --
 Purchases of equipment and leasehold improvements...................................        (87,825)       (60,547)
                                                                                         -----------    -----------
  Net cash provided by (used in) investing activities................................      3,141,642        (60,547)
                                                                                         -----------    -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............................................      3,876,121        121,976
 Proceeds from issuance of convertible notes payable.................................             --      1,450,000
 Proceeds from issuance of 10% senior convertible debentures.........................             --      7,360,000
 Deferred offering expenses..........................................................             --       (684,523)
                                                                                         -----------    -----------
  Net cash provided by financing activities..........................................      3,876,121      8,247,453
                                                                                         -----------    -----------
Increase in cash and cash equivalents................................................      3,166,781      5,744,354
                                                                                         -----------    -----------
Cash and cash equivalents, beginning of period.......................................        662,857        134,104
                                                                                         -----------    -----------
Cash and cash equivalents, end of period.............................................    $ 3,829,638    $ 5,878,458
                                                                                         -----------    ===========
Noncash financing activities:
 Non cash deferred offering expenses.................................................    $         -    $   591,787
                                                                                         ===========    ===========
 Conversion of 10% Senior Convertible Debentures to common stock.....................    $ 1,519,252    $         -
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


2.   NET LOSS PER SHARE

  During the first six months of 2001 and 2000, basic and diluted net loss per share were calculated as follows:

                                               Three Months Ended                 SIX MONTHS ENDED
                                        --------------------------------  --------------------------------
                                         June 30, 2001    JULY 1, 2000     JUNE 30, 2001    JULY 1, 2000
                                        ---------------  ---------------  ---------------  ---------------
  Basic:
     Net loss.......................       $(2,118,411)     $(2,277,247)      (4,379,166)     $(3,772,567)
     Weighted average shares........         9,768,592        7,843,509        9,485,205        7,815,468
     Basic net loss per share.......       $     (0.22)     $     (0.29)     $     (0.46)     $     (0.48)

  The computation of diluted earnings per share for June 30, 2001 and July 1, 2000 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of June 30, 2001, there were 1,005,707 of such options outstanding, with exercise prices ranging from $2.125-$9.00 per share with expiration dates ranging from October 25, 2001 to July 31, 2010. As of June 30, 2001, there were securities convertible into 3,408,032 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share with expiration dates ranging from January 27, 2002 to June 30, 2005.

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

  The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company exercised that option, and added an aggregate of $263,727 and $520,192 to the outstanding principal amount of the 10% senior convertible debentures for the three and six months ended June 30, 2001, respectively.

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

     Photoelectron Corporation (the "Company" or "PeC') is a technology company dedicated to developing, manufacturing and marketing micro-adaptive x-ray systems for multiple market applications.

     Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. PeC has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The various miniature x-ray products based on the Company's extensive research and development program are known collectively as "micro-adaptive x-ray systems." The Company has established an intellectual property portfolio of seventeen (17) U.S. patents and has fourteen (14) additional U.S. patents pending, all of which relate to the Company's core technology and use.

     The Company's business strategy is to identify opportunities in which its patented core technology can be used to gain access to new markets by means of strategic alliances with industry leaders. This strategy allows PeC to foster the development of multiple applications of its technology, while remaining focused on its core expertise of developing, manufacturing and marketing micro-adaptive x-ray systems. By joining with one or more industry leaders to develop an x-ray system to satisfy the needs of a specific market, the Company gains market and application expertise without having to internalize many of the costs and organizational overhead necessary to support the specific application. Leveraging the market expertise of these strategic relationships allows the Company to rapidly bring the technology to new markets. The Company plans to identify additional market opportunities that can both be linked to the core technology and present the opportunity to access the market through a strategic partner with application expertise and the sales and marketing organization necessary to drive market acceptance.

     The Company is currently pursuing initiatives in the industrial and medical markets with micro-adaptive x-ray systems designed for x-ray fluorescence analysis, intravascular radiation therapy, brachytherapy, radiosurgery, intra-operative radiation therapy, and instrumentation.

  The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of June 30, 2001, the Company had an accumulated deficit of approximately $51 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year. The Company anticipates that its research and development, sales and general and administrative expenses will increase during 2001 to support continued development and distribution.

 Results of Operations

 THREE MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

  Revenue.   The Company had revenue of $517,980 in the second quarter of 2001, as compared with $530,000 in the second quarter of 2000. The second quarter 2001 revenue reflects the sale of two INTRABEAM(TM) systems to cancer centers in Australia along with continued sales of the LASER-X industrial x-ray source.
The sale of a microdensitometer, water phantom and a core Photon Radiosurgery System ("PRS") were also recognized in the second quarter of 2001. The 2000 revenue can be attributed to the Company shipping a total of four miniature x-ray systems in the quarter, placing two domestically and two systems in Europe.

  Research and development expenses. The Company's research and development expenses increased by $221,498 from $707,858 in the second quarter of 2000 to $929,356 in the second quarter of 2001. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy and x-ray fluorescence systems.

  Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $218,608 from $961,550 in the second quarter of 2000 to $1,180,158 in the second quarter of 2001. The increase is primarily attributable to expenses incurred as a result of the continuing sales and marketing initiative which commenced in 2000. The initiative is aimed at raising awareness of PeC's products and technologies in the medical, non-medical, patient and investment communities.

  Interest income.   Interest income increased by $52,213 from $13,979 in the
second quarter of 2000 to $66,192 in the second quarter of 2001. The increase resulted from an increase in amounts invested attributable to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000 and Johnson & Johnson Development Corporation's purchase of shares of the Company's common stock for an aggregate purchase price of $3.8 million in February 2001.

  Interest expense.   Interest expense decreased by $658,241 from $921,968 in
the second quarter of 2000 to $263,727 in the second quarter of 2001. The majority of this decrease resulted from the one time expenses incurred in the second quarter of 2000 relating to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000.

 SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

  Revenue.   The Company had revenues of $602,780 in the first six months of
2001, as compared with $952,549 in the first six months of 2000. The 2001 revenue reflects shipments of the Company's LASER-X(TM) industrial x-ray source combined with the shipment of two INTRABEAM systems, a PRS upgrade, a PRS core system and Dosimetry product sales. The 2000 revenue is primarily the result of the Company shipping a total of five miniature x-ray systems in the first six months, placing three domestically and two systems in Europe.

  Research and development expenses. The Company's research and development expenses increased by $330,848 from $1,472,826 in the first six months of 2000 to $1,803,674 in the first six months of 2001. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy and x-ray fluorescence systems.

  Selling, general and administrative expenses.   The Company's selling, general
and administrative expenses increased by $720,453 from $1,709,403 in the first six months of 2000 to $2,429,856 in the first six months of 2001. The increase is primarily attributable to expenses incurred as a result of the continuing sales and marketing initiative which commenced in 2000. The initiative is aimed at raising awareness of PeC's products and technologies in the medical, non-medical, patient and investment communities.

  Interest income.   Interest income increased by $122,751 from $37,928 in the
first six months of 2000 to $160,679 in the first six months of 2001. The increase resulted from an increase in amounts invested attributable to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000 and Johnson & Johnson Development Corporation's purchase of shares of the Company's common stock for an aggregate purchase price of $3.8 million in February 2001.

  Interest expense.   Interest expense decreased by $720,806 from $1,240,998 in
the first six months of 2000 to $520,192 in the first six months of 2001. The majority of this decrease resulted from the one time expenses incurred in the second quarter of 2000 relating to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000.

 Backlog

  The Company ended the first six months of 2001 with open orders of $891,297. The unshipped orders relate primarily to LASER-X industrial x-ray systems which are being delivered according to an agreed upon delivery schedule. This compares to a backlog of $0 for the first six months of 2000. The Company expects to ship the majority of the existing open orders through December 2001.

 Liquidity and Capital Resources

  The Company has expended substantial funds to research and develop the PRS, INTRABEAM system, LASER-X, X-SEED(TM) and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS, INTRABEAM system, LASER-X, X-SEED and other products. The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

  Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $35.4 million and its initial public offering with net proceeds of $16,818,854.

  Consolidated working capital was $5,909,646 at June 30, 2001, compared with $5,587,706 at December 30, 2000. Included in working capital are cash and cash equivalents of $3,829,638 at June 30, 2001, compared with $662,857 at December 30, 2000, and investments held to maturity of $743,303 at June 30, 2001, compared with $3,972,770 at December 30, 2000. During the first six months of 2001, the Company used $3,850,982 of cash for operating activities as compared to $2,442,552 for the first six months of 2000.

  The Company used $87,825 of cash in the first six months of 2001 for fixed assets and leasehold improvements associated with its facility.

  The Company received an aggregate of $4,250 and $71,872 of cash from the exercise of stock options to purchase common stock for the three and six months ended June 30, 2001, respectively.

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

  The Company's future capital requirements will depend on a variety of factors, including the time and costs involved in obtaining United States Food and Drug Administration and other regulatory approvals, the results of the Company's ongoing clinical trials, the market acceptance of the PRS, INTRABEAM system, LASER-X, X-SEED and any other Company products, the expense and results of the Company's continued scientific research and development programs, the time and costs expended in filing, prosecuting and enforcing patent claims, and the development of competing technologies.

  The Company believes that its existing cash and investments together with anticipated revenues will be sufficient until at least the end of fiscal 2001. The Company is currently evaluating opportunities to raise additional capital in fiscal 2001. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

                          PART II:   OTHER INFORMATION

Item 1:  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 1, 2001, the Company held its Special Meeting in Lieu of Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Peter M. Nomikos, Roger D. Wellington, Euan S. Thomson, Ph.D., Dr. Leonard Laster and Thomas J. Miller (each with 8,572,436 affirmative votes and 9,351 votes withheld). The stockholders also ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for the fiscal year ending December 29, 2001 (with 8,574,077 shares voting for, 5,720 against, and 1,990 abstaining).

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   Exhibits

         None

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

Dated:   August 10, 2001