Form 10-Q
period 2001-09-29
PHOTOELECTRON CORP
filed 2001-11-13
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 29, 2001

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

                                  -----------

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                  -----------

     9,947,418 shares of Common Stock, $.01 par value, were outstanding as of November 9, 2001.

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I--   FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements.............................................................      3

           Consolidated Balance Sheets at September 29, 2001 and December 30, 2000.......................      3

           Consolidated Statements of Operations for the Three and Nine Months Ended September 29, 2001        4
           and September 30, 2000........................................................................

           Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2001                  5
           and September 30, 2000........................................................................

           Notes to Unaudited Consolidated Financial Statements..........................................      6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.........      7

PART II--  OTHER INFORMATION

Item 1     Legal Proceedings.............................................................................     10

Item 2     Changes in Securities and Use of Proceeds.....................................................     10

Item 3     Defaults upon Senior Securities...............................................................     10

Item 4     Submission of Matters to a Vote of Security Holders...........................................     10

Item 5     Other Information.............................................................................     10

Item 6     Exhibits and Reports on Form 8-K..............................................................     10

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     September 29,         December 30,
                                                                                     -------------         ------------
                                                                                          2001                 2000
                                                                                          ----                 ----
                                                                                       (Unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents......................................................     $  2,735,762        $    662,857
  Accounts receivable............................................................          172,746             278,743
  Inventories....................................................................        1,635,755           1,389,710
  Prepaid expenses...............................................................          231,466             295,588
  Held to maturity investments...................................................               --           3,972,770
                                                                                      ------------        ------------
     Total current assets........................................................        4,775,729           6,599,668
                                                                                      ------------        ------------
Property and Equipment:
  Computer equipment.............................................................        1,026,534             984,237
  Lab and production equipment...................................................        1,168,960           1,068,793
  Clinical site equipment........................................................          875,122             875,122
  Sales demo equipment...........................................................          148,450             148,450
  Furniture and fixtures.........................................................          183,104             183,104
  Leasehold improvements.........................................................          866,230             866,230
                                                                                      ------------        ------------
  Property and equipment.........................................................        4,268,400           4,125,936
  Less--Accumulated depreciation and amortization................................        3,751,336           3,384,127
                                                                                      ------------        ------------
  Net property and equipment.....................................................          517,064             741,809
                                                                                      ------------        ------------
Other Assets:
  Deferred offering costs, net...................................................          920,712           1,106,422
                                                                                      ------------        ------------
     Total assets................................................................     $  6,213,505        $  8,447,899
                                                                                      ============        ============

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable...............................................................     $    566,444        $    218,614
  Accrued expenses...............................................................          524,177             569,447
  Accrued payroll and benefits...................................................           85,457             223,901
                                                                                      ------------        ------------
     Total current liabilities...................................................        1,176,078           1,011,962
                                                                                      ------------        ------------
Long Term Liabilities
  10% senior convertible debentures..............................................        9,904,221          10,727,361
                                                                                      ------------        ------------
Shareholders' (Deficit):
  Preferred stock, $0.01 par value
     Authorized--2,500,000
     Issued and outstanding--none at September 29, 2001 and December 30,
      2000, respectively.........................................................               --                  --

  Common stock, $0.01 par value
     Authorized--20,000,000
     Issued and outstanding--9,914,008 and 8,551,685 at September 29, 2001
      and December 30, 2000, respectively........................................           99,140              85,517

  Capital in excess of par value common stock....................................       48,253,046          42,943,997
  Deferred compensation..........................................................          (88,256)            (82,047)
  Accumulated deficit............................................................      (53,130,724)        (46,238,891)
                                                                                      ------------        ------------
     Total shareholders' (deficit)...............................................       (4,866,794)         (3,291,424)
                                                                                      ------------        ------------
     Total liabilities and shareholders' (deficit)...............................     $  6,213,505        $  8,447,899
                                                                                      ============        ============


   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                Nine Months Ended
                                             -----------------------------  ---------------------------------
                                             September 29,    September 30    September 29,     September 30,
                                                 2001             2000            2001             2000
                                             -------------  --------------  ----------------  ---------------
                                              (Unaudited)    (Unaudited)      (Unaudited)       (Unaudited)
Revenues...................................   $   157,585     $   167,960       $   760,365      $ 1,120,509
Cost of Goods Sold.........................        90,825          62,150           479,728          401,967
                                              -----------     -----------       -----------      -----------
Gross Margin...............................        66,760         105,810           280,637          718,542
                                              -----------     -----------       -----------      -----------
Operating Expenses
  Research and development
    Expenses...............................   $ 1,236,850     $   811,460       $ 3,040,524      $ 2,284,286
  Sales, general and administrative
    Expenses...............................     1,132,777         899,184         3,562,633        2,608,587
                                              -----------     -----------       -----------      -----------
    Total operating expenses...............     2,369,627       1,710,644         6,603,157        4,892,873
                                              -----------     -----------       -----------      -----------
    Operating loss.........................    (2,302,867)     (1,604,834)       (6,322,520)      (4,174,331)
Interest income............................        31,284          93,114           191,963          131,042
Interest expense...........................      (241,082)       (331,594)         (761,274)      (1,572,592)
                                              -----------     -----------       -----------      -----------
Interest expense, net......................      (209,798)       (238,480)         (569,311)      (1,441,550)
                                              -----------     -----------       -----------      -----------
Net loss...................................   $(2,512,665)    $(1,843,314)      $(6,891,831)     $(5,615,881)
                                              ===========     ===========       ===========      ===========
Basic and diluted net loss per share.......
                                              $     (0.25)    $     (0.23)      $     (0.72)     $     (0.72)
                                              ===========     ===========       ===========      ===========
Weighted average basic and diluted shares..     9,912,370       7,873,775         9,627,677        7,834,904
                                              ===========     ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                  Nine Months Ended
                                                                                       ----------------------------------------
                                                                                       September 29, 2001   September 30, 2000
                                                                                       -------------------  -------------------
                                                                                           (Unaudited)          (Unaudited)
Cash flows from operating activities:
 Net loss............................................................................         $(6,891,831)         $(5,615,881)
 Adjustments to reconcile net loss to net cash used in operating activities--
  Depreciation and amortization......................................................             367,208              387,017
  Amortization of offering expenses..................................................             160,879               64,503
  Noncash compensation expense.......................................................              44,041               23,556
  Noncash interest converted to  notes...............................................                  --               82,828
  Noncash commission expense.........................................................                  --                7,481
  Noncash consulting expense.........................................................               9,106              186,842
  Noncash interest expense on bridge financing.......................................                  --              638,696
  Noncash interest expense on 10% senior convertible debentures......................             761,274              851,068
 Changes in current accounts--
  Inventories........................................................................            (246,045)             161,568
  Accounts receivable................................................................             105,997             (178,321)
  Prepaid expenses...................................................................              64,122             (201,608)
  Other current assets...............................................................                  --               26,184
  Accounts payable...................................................................             347,830              (58,513)
  Accrued expenses...................................................................            (183,714)            (128,537)
  Deferred revenue...................................................................                  --              (87,500)
                                                                                              -----------          -----------
   Net cash used in operating activities.............................................          (5,461,133)          (3,840,617)
                                                                                              -----------          -----------
Cash flows from investing activities:
 Proceeds from (Purchase of) held to maturity investments............................           3,972,770           (4,019,249)
 Purchases of equipment and leasehold improvements...................................            (142,464)            (218,176)
                                                                                              -----------          -----------
  Net cash provided by (used in) investing activities................................           3,830,306           (4,237,425)
                                                                                              -----------          -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock..............................................           3,881,109            1,863,251
 Proceeds from issuance of convertible notes payable.................................                  --            1,450,000
 Proceeds from issuance of 10% senior convertible debentures.........................                  --            7,360,000
 Deferred offering expenses..........................................................            (177,377)            (707,378)
                                                                                              -----------          -----------
  Net cash provided by financing activities..........................................           3,703,732            9,965,873
                                                                                              -----------          -----------
Increase in cash and cash equivalents................................................           2,072,905            1,887,831
                                                                                              -----------          -----------
Cash and cash equivalents, beginning of period.......................................             662,857              134,104
                                                                                              -----------          -----------
Cash and cash equivalents, end of period.............................................         $ 2,735,762          $ 2,201,935
                                                                                              -----------          ===========
Noncash financing activities:
 Non cash deferred offering expenses.................................................                  --          $   591,787
                                                                                              ===========          ===========
 Conversion of 10% Senior Convertible Debentures to common stock.....................         $ 1,568,241          $ 3,098,909
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

2.   Net Loss Per Share

  During the first nine months of 2001 and 2000, basic and diluted net loss per share were calculated as follows:

                                               Three Months Ended                Nine Months Ended
                                        --------------------------------  --------------------------------
                                         September 29,    September 30,    September 29,    September 30,
                                             2001             2000             2001             2000
                                        ---------------  ---------------  ---------------  ---------------
  Basic:
     Net loss.........................     $(2,512,665)     $(1,843,314)     $(6,891,831)     $(5,615,881)
     Weighted average shares..........       9,912,370        7,873,775        9,627,677        7,834,904
     Basic net loss per share.........     $     (0.25)     $     (0.23)     $     (0.72)     $     (0.72)

  The computation of diluted earnings per share for September 29, 2001 and September 30, 2000 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of September 29, 2001, there were 980,707 of such options outstanding, with exercise prices ranging from $2.125-$9.00 per share with expiration dates ranging from October 25, 2001 to July 31, 2011. As of September 29, 2001, there were securities convertible into 3,459,055 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share with expiration dates ranging from January 27, 2002 to June 30, 2005.

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

  The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company exercised that option, and added an aggregate of $241,081 and $745,098 to the outstanding principal amount of the 10% senior convertible debentures for the three and nine months ended September 29, 2001, respectively.

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

     Photoelectron Corporation (the "Company" or "PeC') is a technology company dedicated to developing, manufacturing and marketing miniature x-ray systems for multiple market applications.

     Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. PeC has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The various miniature x-ray products based on the Company's extensive research and development program are known collectively as "micro-adaptive x-ray systems." The Company has established an intellectual property portfolio of twenty-one (21) U.S. patents and has nine (9) additional U.S. patents pending, all of which relate to the Company's core technology and use.

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

     The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 29, 2001, the Company had an accumulated deficit of approximately $53 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year. The Company anticipates that its research and development, sales and general and administrative expenses will increase during 2001 to support continued development and distribution.

 Results of Operations

 Three Months Ended September 29, 2001 and September 30, 2000

     Revenue. The Company had revenue of $157,585 in the third quarter of 2001, as compared with $167,960 in the third quarter of 2000. The third quarter 2001 revenue reflects the sale of a core Photon Radiosurgery System (the "PRS") to the University of Heidleberg, Germany, combined with continued sales of the LASER-X(TM) industrial x-ray source ("LASER-X"). The 2000 revenue can be attributed to a partial shipment of an INTRABEAM(TM) system ("INTRABEAM") in addition to the shipment of a microdensitometer.

     Research and development expenses. The Company's research and development expenses increased by $425,390 from $811,460 in the third quarter of 2000 to $1,236,850 in the third quarter of 2001. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy (X-SEED(TM)) and x-ray fluorescence systems (LASER-X).

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $233,593 from $899,184 in the third quarter of 2000 to $1,132,777 in the third quarter of 2001. The increase is primarily attributable to expenses incurred as a result of the continuing sales and marketing initiative which commenced in 2000. The initiative is aimed at raising awareness of PeC products and technologies in the medical, non-medical, patient and investment communities.

     Interest income.   Interest income decreased by $61,962 from $93,114 in the
third quarter of 2000 to $31,284 in the third quarter of 2001. The decrease resulted from a decrease in amounts invested as well as a decrease in prevailing market interest rates.

     Interest expense. Interest expense decreased by $90,644 from $331,594 in the third quarter of 2000 to $241,082 in the third quarter of 2001. The majority of this decrease resulted from reduced interest expense related to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000.

 Nine Months Ended September 29, 2001 and September 30, 2000

     Revenue.   The Company had revenues of $760,365 in the first nine months of
2001, as compared with $1,120,509 in the first nine months of 2000. The 2001 revenue reflects shipments of the LASER-X combined with the shipment of INTRABEAMs and Dosimetry product sales. The 2000 revenue is primarily the result of the Company shipping INTRABEAMs and a microdensitometer.

     Research and development expenses. The Company's research and development expenses increased by $756,238 from $2,284,286 in the first nine months of 2000 to $3,040,524 in the first nine months of 2001. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy and x-ray fluorescence systems.

     Selling, general and administrative expenses. The Company's selling, general and administrative expenses increased by $954,046 from $2,608,587 in the first nine months of 2000 to $3,562,633 in the first nine months of 2001. The increase is primarily attributable to expenses incurred as a result of the sales and marketing initiative which commenced in 2000. The initiative is aimed at raising awareness of PeC products and technologies in the medical, non-medical, patient and investment communities.

     Interest income. Interest income increased by $60,789 from $131,042 in the first nine months of 2000 to $191,963 in the first nine months of 2001. The increase resulted from an increase in amounts invested attributable to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000 and Johnson & Johnson Development Corporation's purchase of shares of the Company's common stock for an aggregate purchase price of $3.8 million in February 2001.

     Interest expense. Interest expense decreased by $811,450 from $1,572,592 in the first nine months of 2000 to $761,274 in the first nine months of 2001. The decrease resulted from reduced interest expense related to the Company's $10.4 million 10% senior convertible debenture private placement which closed in June 2000.

 Backlog

     The Company ended the third quarter of 2001 with open orders of $869,797, as compared to a backlog of $319,500 for the third quarter of 2000. The 2001 unshipped orders relate primarily to LASER-X industrial x-ray systems which are being delivered according to an agreed upon delivery schedule. The Company expects to ship the majority of the existing open orders through March 2002.

Liquidity and Capital Resources

     The Company has expended substantial funds to research and develop the PRS, INTRABEAM, LASER-X, X-SEED and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS, INTRABEAM, LASER-X, X-SEED and other products. The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

     Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $35.4 million and its initial public offering with net proceeds of $16,818,854.

     Consolidated working capital was $3,599,651 at September 29, 2001, compared with $5,587,706 at December 30, 2000. Included in working capital are cash and cash equivalents of $2,735,762 at September 29, 2001, compared with $662,857 at December 30, 2000, and no investments held to maturity at September 29, 2001, compared with $3,972,770 at December 30, 2000. During the first nine months of 2001, the Company used $5,461,133 of cash for operating activities as compared to $3,840,617 for the first nine months of 2000.

     The Company used $142,464 of cash in the first nine months of 2001 for fixed assets and leasehold improvements associated with its facility.

     The Company received an aggregate of $4,988 and $76,860 of cash from the exercise of stock options to purchase common stock for the three and nine months ended September 29, 2001, respectively.

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

Dated:  November 13, 2001