Form 10-K
period 2001-12-29
PHOTOELECTRON CORP
filed 2002-03-28
CIK 921960

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K

                               -----------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 29, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from __________________ to ________________

                        Commission file number 0-21667

                           PHOTOELECTRON CORPORATION
            (Exact name of registrant as specified in its charter)

                        MASSACHUSETTS                                     04-3035323
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)
           5 FORBES ROAD, LEXINGTON, MASSACHUSETTS                           02421
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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 15, 2002, there were 9,951,018 outstanding shares of common stock. The aggregate market value of shares of common stock held by non-affiliates of the registrant on that date, based on the last sale price for such stock on that date as reported by the American Stock Exchange, was $2.88.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders of the Company on June 14, 2002 are incorporated by reference into Part III of this Report.
================================================================================

                           PHOTOELECTRON CORPORATION

                        2001 ANNUAL REPORT ON FORM 10-K

 Item                                                                                        Page
Number                                                                                      Number
------                                                                                      ------
                                              PART I

 1.    Business............................................................................    3

 2.    Properties..........................................................................   22

 3.    Legal Proceedings...................................................................   22

 4.    Submission of Matters to a Vote of Security Holders.................................   22


                                             PART II

 5.    Market for Registrant's Common Equity and Related Stockholder Matters...............   23

 6.    Selected Financial Data.............................................................   24

 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation   25

 8.    Financial Statements and Supplementary Data.........................................   30

 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   30


                                             PART III

10.    Directors and Executive Officers of the Registrant..................................   31

11.    Executive Compensation..............................................................   31

12.    Security Ownership of Certain Beneficial Owners and Management......................   31

13.    Certain Relationships and Related Transactions......................................   31


                                             PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................   31

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

                                    PART I

Item 1.  Business.

Company Overview

   Photoelectron Corporation ("PeC" or the "Company") is a technology company dedicated to developing, manufacturing and marketing miniature x-ray systems for multiple market applications.

   Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. PeC has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The Company has established an intellectual property portfolio of twenty-two (22) U.S. patents and has fourteen (14) additional U.S. patents pending, all of which relate to the Company's core technology and use of that technology.

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

  X-Ray Fluorescence Analysis--LASER-X(TM)

   LASER-X is the Company's recently introduced x-ray system designed for x-ray fluorescence analysis, a recognized method of measuring the atomic composition of a material. The process involves irradiating a sample with x-rays and analyzing the resulting radiation emitted by the sample. This procedure can be used in a variety of applications, including environmental monitoring, testing for lead in paints, analyzing alloys and geological samples, testing paints and pigments in works of art, and identifying the atomic composition of artifacts. Building on the Company's core technologies, LASER-X utilizes a miniature x-ray source with high radiation output but low power requirements, thus making the unit compatible with battery operation. As a result, LASER-X offers many of the advantages of x-rays with the portability of a radioactive source. Among other benefits, LASER-X significantly reduces the concern over radiation safety relative to handling and disposal issues associated with radioactive materials. The prototype of the LASER-X was announced in October 2000 and market implementation has proceeded, with the shipment of the first product in the first quarter of 2001. OEM relationships currently exist with multiple independent suppliers of x-ray fluorescence systems. This rapid implementation of the LASER-X program demonstrates the Company's business development process of identifying market opportunities for the core technology and accessing the market through strategic relationships with third parties.

  Intravascular Radiation Therapy - X-SEED(TM)

   X-SEED is currently being developed by PeC as a disposable miniature x-ray source for intravascular radiation therapy. The need for such a small x-ray source stems from documented clinical research, which demonstrates that radiation is effective in preventing restenosis (i.e., frequent postoperative reclogging) of blood vessels following angioplasty and stent placement. X-SEED uses a combination of lasers and high voltages to produce x-rays and is designed to replace the small radioactive seeds currently used for intravascular radiation therapy. As an alternative to the use of these radioactive seeds which pose numerous clinical challenges for handling radioactive materials and tracking them in the body, PeC's patented approach for delivery of a miniature x-ray source is planned to be small enough to be inserted into a blood vessel in a catheter and emit no radiation except when activated.

   In February 2001, PeC announced a strategic relationship with Cordis Corporation ("Cordis"), a Johnson & Johnson company, to co-develop and co-manufacture an x-ray based system for the delivery of intravascular radiation therapy. Cordis, a world leader in intravascular technology focused on therapeutic solutions, will exclusively market and sell the x-ray based system incorporating X-SEED in the field of intravascular radiation therapy on behalf of the two companies. A co-development program was initiated in early 2001 and the product is currently under development.

  Brachytherapy--X-SEED(TM)

   With some modifications to the X-SEED intravascular product, the Company believes that the X-SEED technology has a potential use for brachytherapy. Brachytherapy is a cancer therapy process that involves the placement of radiation sources inside tumor tissue in order to destroy tumor cells. The small dimensions of X-SEED may make it a potentially effective replacement for the radiation sources currently used in performing brachytherapy for cancer treatment in such body areas as the prostate, esophagus and breast. The Company is currently developing this application of the X-SEED and evaluating potential strategic relationships with third parties.

  Intra-Operative Radiation Therapy Cancer Treatments--PRS400 technology

   The Photon Radiosurgery System (the "PRS") was the first treatment system to incorporate the Company's micro-adaptive x-ray system technology, the PRS400(TM) system (the "PRS400" or the "PRS400 system"). The PRS400 was initially developed for the treatment of brain tumors using radiosurgery. The PRS400 enables the tip of the miniature x-ray source to be accurately inserted into the center of brain tumors to destroy the tumors from the inside. To access the neurosurgical market, the Company entered into a strategic arrangement with Carl Zeiss Oberkochen ("Carl Zeiss"), an international technology leader located in Oberkochen, Germany whose medical systems division specializes in high technology equipment such as surgical microscopes for various medical disciplines. In 1998, the Food and Drug Administration (the "FDA") gave market clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), for intracranial treatment of tumors with the PRS400.

   Building on the PRS400 system, the Company recognized further market opportunity for the technology to deliver intra-operative radiation therapy ("IORT"). IORT involves the delivery of radiation therapy to a tumor cavity, immediately following surgical resection of the tumor in order to reduce the likelihood of tumor recurrence. This technique had been used on thousands of patients throughout the world with very encouraging results, but until recently, logistical considerations in connection with available radiation-source technology have prevented its widespread adoption. In response to this market need, the Company developed the INTRABEAM(TM) system ("INTRABEAM"), which combines the PRS400 technology with a sophisticated, counterbalanced surgical support stand co-developed with Zeiss and a set of specially designed applicators, to enable the use of the PRS400 miniature x-ray source at any body site and form a significant new tool for IORT. The portability of the INTRABEAM enables its use in virtually any operating room. Radiation treatments can now be delivered to the inside of a tumor cavity while the patient is still in the operating room, potentially reducing the likelihood of the re-growth of a tumor.

   The Company has received FDA Section 510(k) market clearance to use the PRS400 for the treatment of tumors anywhere in the body. The INTRABEAM has been used to deliver treatments for breast, colo-rectal and vaginal cancer, as well as brain tumors and skin lesions. Its role in routine radiation therapy treatments is becoming established at centers throughout the United States, Europe and Australasia. On-going clinical trials, such as the "TARGIT" breast cancer trial in the United Kingdom as well as the Australasian based "TROG" (Trans-Tasmin Radiation Oncology Group) trial for breast cancer, may significantly improve the way in which radiation therapy treatments are delivered. The goal of these trials is to confirm that for some patients the standard six-week course of radiation therapy may not be necessary and could be replaced by a single radiation treatment delivered intra-operatively using the INTRABEAM.

  Instrumentation

   As a result of its extensive work developing miniature x-ray systems, the Company has developed high-precision radiation measurement tools that provide information about the radiation dose surrounding small radiation sources. PeC's measurement products have gained acceptance by scientific groups, including the U.S. National Institute of Standards ("NIST"), as the standard tool for measuring the relative dose distribution around High Dose Rate ("HDR") brachytherapy sources (sources used for cancer treatments). Beta-test versions of these products have been installed at several hospitals and manufacturing facilities, where they are used to measure a variety of small radioactive sources. The product is expected to be available for sale in 2002.

Product, Market and Technology Overview

X-Ray Fluorescence Analysis--LASER-X(TM)

  Market

   The x-ray fluorescence ("XRF") market is comprised of many diverse applications served by a number of independent x-ray fluorescence system suppliers, most of whose technologies are based on radioactive isotope sources that pose challenges in terms of portability, storage and disposal. XRF system suppliers generally focus on specific market applications such as environmental monitoring, testing lead in paints, analyzing alloys and geological samples, testing paints and pigments in works of art, and identifying the atomic composition of artifacts.

   LASER-X is an OEM replacement for radioactive isotope sources currently used in the market and is applicable for the broad range of applications currently performing analysis using XRF. This versatile system can be configured to fit into many of the small desktop and hand-held XRF units currently on the market. As described below, LASER-X combines the advantages of x-rays with the portability of a radioactive source.

   LASER-X has the potential to be included in the thousands of portable XRF units produced each year and placed for use within the broad range of applications discussed above. LASER-X also provides the opportunity to be retrofitted into the existing installed base of hand-held XRF systems in the field. LASER-X may also be of value in the future for other applications such as product security and manufacturing quality assurance.

  Technology

   LASER-X combines the many advantages of x-rays with the portability of a radioactive source. LASER-X utilizes a miniature x-ray source with high radiation output but low power requirements, thus making the unit compatible with battery operation. The x-ray tube utilizes PeC's patented and patent-pending technology of configuring a laser to provide the heating effect necessary for x-ray production, an approach based on the same principles used in the Company's X-SEED product line. The use of a laser helps to ensure minimal power consumption and optimum system performance. Among other benefits, LASER-X significantly reduces the concern over radiation safety relative to handling and disposal issues associated with radioactive materials. These are particularly significant when it is necessary to take fluorescence systems out of a laboratory setting, such as in environmental monitoring. Radioactive materials also require replacement as they "decay," resulting in a need for periodic source replacements to compensate for the reduction in the emitted radiation intensity. Typically, source replacements are needed once every one to two years and can cost thousands of dollars. The use of the LASER-X can eliminate the need for regular replacement of radioactive materials and the related common storage, handling and disposal problems.

   Prior to the introduction of the LASER-X, x-ray tubes similar to medium sized diagnostic tubes used for medical and dental radiography provided the only alternative to using radioactive materials. The radiation spectrum emitted from such x-ray systems is broad enough to cover the range necessary for analysis of most materials, thereby eliminating the need for multiple sources. Although these x-ray systems have many practical and technical advantages over radioactive materials, they tend to be large and suitable only for permanent installation in a laboratory environment. PeC's new LASER-X miniature x-ray source is small enough to fit easily into portable hand-held x-ray fluorescence systems and small desktop units. LASER-X retains the advantages of x-rays over radioactive materials while providing the portability of a radioactive source.

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

   . LASER-X eliminates the need for radioactive isotope source replacement.

   . The range of radiation energy emitted by a single LASER-X system compares favorably with the limited range of energy emitted by a radioactive source. With conventional radiation technologies, it is often necessary for users to purchase multiple radioactive sources to achieve a comparable range of measurement requirements.

  Distribution

   To best serve the diverse x-ray fluorescence market, the Company has positioned itself as an independent OEM supplier of LASER-X systems to companies manufacturing fluorescence measurement units. The Company currently has established OEM relationships with multiple suppliers of XRF systems and is actively pursuing additional relationships.

  Status

   The prototype of the LASER-X was announced in October 2000. The first commercial units were shipped in the first quarter of 2001. The product is currently in full production and the Company is actively exploring additional OEM relationships to expand the market opportunity for this technology.

Intravascular Radiation Therapy--X-SEED(TM)

  Market

   Intravascular radiation is a treatment that has emerged as an effective therapeutic approach that promises to improve the lives of patients who suffer from re-narrowing (restenosis) of their coronary arteries after angioplasty and stent placement. Intravascular radiation therapy is currently performed by temporarily inserting radiation-emitting sources into an artery through a minimally invasive catheter. The radiation affects the cells of blood vessels in a way that helps prevent reclosure of the artery after angioplasty. The therapy has been shown to reduce the incidence of restenosis after balloon angioplasty, allowing patients to live healthier lives and avoid the serious complications that often require rehospitalization and follow-up surgery. The New England Journal of Medicine reported in their January 25, 2001 edition that, "findings from two preliminary randomized, double-blind clinical trials from single centers have demonstrated a reduction of more than 50% in the incidence of clinical and angio-graphic restenosis with radiation therapy as compared with placebo."

   PeC is using its patented approach of miniaturization to develop an x-ray source that is both small enough to be inserted into a blood vessel and free from the clinical precautions and tracking and handling challenges necessitated by radioactive seeds.

   The market for this technology is significant:

   . An estimated 1.4 million stent placements are estimated to be performed worldwide in 2002, and that number is expected to grow to 2 million by 2005.

   . Restenosis occurs in approximately 20-30% of all stent placements.

   . An estimated 400,000 - 600,000 patients per year will require intravascular radiation therapy by 2005.

   Several companies have invested heavily in producing systems that introduce radioactive materials into the blood vessels at the time of angioplasty to deliver an appropriate dose of radiation. However, the application of such systems may well be restricted as a result of the problems associated with handling radioactive materials in a clinical environment and placing them inside patients. An x-ray catheter, such as the one PeC is developing, would have no such problems since the catheter would only produce radiation when the device was activated. It is therefore expected that the clinical technique would be opened up to many more users than had previously been anticipated.

   Alternative technologies for the treatment of restenosis, such as drug-eluting stents, are under development. Even if the drug-eluting stents are as successful as early trials would seem to indicate, both the Company and Cordis (which has developed its own drug-coated stent) believe that the use of intravascular radiation to treat restenosis will continue to offer significant market opportunities. For example, approximately 5.1 million stent procedures were performed worldwide from 1995-2001 and restenosis is expected to occur in approximately 20% of those patients. Currently, drug-eluding stents are not being evaluated to treat in-stent restenosis in arteries that have already been stented, and therefore these patients would be candidates for intravascular radiation. Similar opportunities exist with respect to diffused or long lesions or vessels under 2.5 millimeters in diameter.

  Technology

   In July 2000, PeC announced that it had produced X-SEED, a prototype of a new system for delivering x-rays from inside blood vessels following an operation for clogged arteries. Based on a concept of the Company's patented and patent-pending technology, the x-ray source uses a combination of lasers, fiber-optics, and high voltages to produce x-rays. The X-SEED miniature x-ray system is completely self-contained and its key components are less than 1 millimeter in diameter. X-SEED is designed to be placed at the end of a fine, flexible catheter, which will then be inserted inside blood vessels to deliver a dose of radiation to the interior surface. The dose is expected to be sufficient to prevent restenosis after angioplasty or a stent procedure. The system incorporates many of the elements from the PRS, enabling cost efficiency and rapid development.

   The Company believes X-SEED has several advantages over radioactive materials including:

   . Elimination of universal environmental concerns over the handling, management and disposal of radioactive materials.

   . X-SEED is a controllable radiation source. No radiation remains after the source is turned off.

   . Controllable radiation output enables flexible treatment approaches.

   . There is increased market access to hospitals without facilities for handling radioactive materials.

   . Overall treatment costs are likely to be less than treatments involving radioactive materials, and therefore resource requirements are significantly reduced.

   The controllability of an x-ray source is a key technical advantage of x-ray technology over radionuclide sources. The radiation output of an x-ray source can be varied as the treatment is delivered making it possible to specifically tailor the treatment to each patient. In addition, potentially higher radiation output of x-ray sources (x-ray sources do not 'decay' like radioactive materials) should lead to consistently shorter treatment times.

  Distribution

   In February 2001, the Company signed an agreement with Cordis, a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the Company's X-SEED and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Cordis will supply the catheter technology in which the Company will incorporate the X-SEED miniature x-ray system. Cordis is responsible for the clinical trials and obtaining regulatory approval. Both companies will manufacture components for the system, which will be co-labeled. Cordis has the exclusive right to market, distribute and use the new system in the field of intravascular radiation therapy. The Company has a non-exclusive right to use and sell a pullback delivery device which is to be developed by Cordis under the agreement. Certain components of the technology of the new system are owned solely by Cordis and others are owned solely by the Company, and the technology relating to the new system itself is owned jointly by Cordis and the Company.

   Co-incident with the agreement, Johnson & Johnson Development Corporation ("JJDC") purchased 904,762 shares of the Company's Common Stock for an aggregate purchase price of $3.8 million. The proceeds from this equity investment are assisting in the funding of additional development required for the commercialization of X-SEED.

  Status

   The joint development program with Cordis is currently in process. Pending regulatory approval, the Company expects to release a product to market within the next 18 to 24 months.

Brachytherapy--X-SEED(TM)

  Market

   The X-SEED technology has the potential for brachytherapy with minimal modifications from the intravascular product. Brachytherapy is a time tested and safe method that allows physicians to treat cancer by placing a radiation source inside a tumor to destroy tumor cells. The small dimensions of X-SEED may make it a potentially effective replacement for the radioactive materials currently used as radiation sources for brachytherapy.

   There is a significant market for brachytherapy products:

   . In 1999, an estimated 1,030 radiation oncology sites in the U.S. reported treating an estimated 64,000 patients with brachytherapy.

   . Each brachytherapy treatment utilizes multiple radiation sources.

   . There was a 62% increase in the U.S. from 1997 to 1999 in the volume of brachytherapy patients.

   . The American Cancer Society estimates that in 2002 there will be 189,000 new cases of prostate cancer in the U.S., as well as 205,000 new cases of breast cancer; each a major cancer site suitable for brachytherapy.

  Technology

   Similar to the intravascular x-ray source, the x-ray source developed for brachytherapy is likely to use a combination of lasers, fiber-optics, and high voltages to produce x-rays, a concept based on the Company's patented and patent-pending technology. The X-SEED miniature x-ray system is completely self-contained and its key components are less than 1 millimeter in diameter. The miniature x-ray source for brachytherapy is likely to be designed to be placed at the end of a flexible catheter and inserted interstitially to deliver a dose of radiation to the tumor tissue. The X-SEED brachytherapy system should also incorporate many of the components of the intravascular version of X-SEED and the PRS, enabling cost efficiency and rapid development.

   The Company believes X-SEED for brachytherapy will have several advantages over the radioactive materials currently used such as:

   . X-SEED will be a controllable radiation source and no radiation emission will occur after the source is turned off.

   . X-SEED will produce low energy, high intensity radiation that will avoid the need for costly, shielded treatment rooms and reduce treatment times.

   . As an x-ray source, X-SEED will eliminate universal environmental concerns over radioactive material handling management and disposal.

   . X-SEED will produce a stable, predictable dose rate that will eliminate the need for decay corrections and the problem of intra-batch seed activity variation.

   . X-SEED will enable a variable dose rate from a single unit. This will enable a range of treatments to be delivered (High Dose Rate, Low Dose Rate and Pulsed Dose Rate) that currently require different treatment delivery units and different room configurations.

   . X-SEED does not need to be activated until its location in the patient has been confirmed, significantly reducing the problems of imprecise source placement and seed migration.

   . Overall treatment costs are likely to be less than treatments involving radioactive materials; resource requirements are, therefore, significantly reduced.

   A key technical advantage of x-ray technology as compared to radioactive sources is the controllability of an x-ray source. The radiation output of an x-ray source can be varied as the treatment is delivered, making it possible to specifically tailor the treatment to each patient. In addition, potentially higher radiation output of x-ray sources (x-ray sources do not 'decay' like radioactive materials) should lead to consistently shorter treatment times.

   The brachytherapy application of the X-SEED miniature x-ray system will require further exploration and development.

  Distribution and Status

   The Company is currently exploring development, sales, and marketing alliances to support the opportunities in the brachytherapy market place.

PRS400(TM) Technology--Neuro-Oncology

  Market

   The PRS is the first treatment incorporating the PRS400 technology. The first application of the Company's miniature x-ray source was used in the treatment of brain tumors using radiosurgery. For this application, the miniature source is attached to a "stereotactic frame," a form of guidance system commonly used by neurosurgeons, which guides the radiation probe into brain tumors for radiosurgery and IORT treatments. Once inserted into the brain tumor, the miniature x-ray source destroys the tumor from the inside out, thus protecting the healthy surrounding tissue. Due to the very localized radiation dose patterns created by the system, the PRS400 system is particularly well suited for the treatment of pediatric brain disease cancer. The PRS is currently being used to treat both primary as well as metastatic brain tumors.

  Technology

   The key component of the PRS400 system is a miniature x-ray source designed to be placed inside a tumor or the residual surgical cavity after tumor removal. The x-ray source generates x-rays at the tip of a long, needle-like probe that can be placed directly into the target area. The PRS400 system produces low energy photons that are rapidly absorbed in the tissue immediately surrounding the probe, minimizing irradiation of surrounding healthy body tissue. The Company holds twenty-two (22) U.S. patents relating to the PRS400 system and all its associated technologies.

   A complete PRS400 system consists of (i) equipment for clinical use in treating patients, principally consisting of the miniature x-ray source, its electronic control box and a standard computer-based treatment system; (ii) clinical quality assurance equipment for use in the operating room to verify the accuracy of the treatment; and (iii) custom equipment for use in the laboratory to calibrate the output of the probe. The PRS400 system is also sold with various accessories, such as applicators to irradiate body cavities or surfaces, and fixturing devices to support the x-ray probe during patient treatment. The PRS400 system miniature x-ray source delivers radiation directly to the tumor site from the tip of a minimally invasive, needle-like probe. Low energy x-rays are emitted in a spherical distribution around the tip of a small x-ray source. The system precisely controls x-ray production and enables radiation treatments to be delivered directly to the inside of a tumor or tumor cavity, minimizing unwanted irradiation to surrounding healthy tissue.

  Distribution

   In August 1999, the Company entered into a strategic relationship with Carl Zeiss, an international technology leader whose medical systems division specializes in high technology equipment such as surgical microscopes for neurosurgery and other medical disciplines and state-of-the-art image-guided surgery equipment. The Company appointed Carl Zeiss as its exclusive distributor for the PRS throughout the world (except for Japan where Toshiba Medical Systems Co., Ltd. is the Company's distributor of the PRS) for intracranial applications and spinal radiation therapy and as the Company's non-exclusive distributor for the PRS in the same territory for all other clinical applications. In addition, Carl Zeiss agreed to assist the Company in the development of new intra-operative radiation therapy products and to provide service and support for the Company's PRS400 based products.

  Status

   The Company is actively working with Carl Zeiss to market the PRS400 system for neurosurgery. As of December 29, 2001, the PRS400 system is installed at sixteen (16) centers worldwide, including in the US:

Massachusetts General Hospital, Rhode Island Hospital--Hasbro Children's Hospital, Cleveland Clinic Foundation, Children's Memorial Hospital--Chicago and Our Lady of Mercy Medical Center--New York Medical College.

PRS400 Technology--Intra-Operative Radiation Therapy (IORT)

  Market

   The portability of the Company's PRS400 system miniature x-ray source and INTRABEAM enables these technologies to be used in any operating room. This reduces the logistical drawbacks involved in moving the patient to a radiation therapy ward during surgery. Instead, radiation treatments are delivered to the inside of a tumor cavity while the patient is still in the operating room, potentially enhancing clinical outcomes. Consequently, INTRABEAM is now considered to be an enabling technology for IORT. INTRABEAM has been used to deliver treatments for breast, colo-rectal and vaginal cancer, as well as brain tumors and skin lesions. Its role in routine radiation therapy treatments is becoming established at centers in the United States, Europe and Australasia.

   The potential market for INTRABEAM is significant as the American Cancer Society estimates that in the United States in 2002:

   . 205,000 new cases of invasive breast cancer will be diagnosed;

   . 107,000 new cases of colon cancer will be diagnosed; and

   . 41,000 new cases of rectal cancer will be diagnosed.

   In addition, major on-going clinical trials, such as the "TARGIT" breast cancer trial in the United Kingdom and the "TROG" Australasian based trial for breast cancer, may revolutionize the way in which radiation therapy treatments are delivered by encouraging the use of IORT methodologies and the INTRABEAM in particular.

  Technology

   INTRABEAM combines the PRS400 system miniature x-ray source with a counterbalanced surgical support stand and a set of specially designed applicators for the delivery of IORT treatment of any body site. The applicators ensure a uniform radiation dose when the miniature x-ray source is used inside a tumor cavity after the surgical resection of a tumor. In September 1999, the Company received clearance under Section 510(k) of the FDC Act for use of these applicators and for use of the PRS400 at any body site.

  Distribution

   The Company is actively marketing INTRABEAM in conjunction with Carl Zeiss to leading clinicians in the field.

  Status

   Having obtained Section 510(k) market clearance from the FDA to market its miniature x-ray source for use anywhere in the body, the Company has focused its attention on the development of the tools and technology to expand the range of accepted clinical applications. In general, these are technical developments rather than clinical trials. However, there are certain clinical on-going trials using the technology that could markedly expand the range of accepted uses of the system.

   Major clinical trials, such as the "TARGIT" breast cancer trial at the Middlesex Hospital, London in the United Kingdom as well as the "TROG" Australasian based trial for breast cancer initially taking place at Sir

Charles Gairdner Hospital in Perth, Australia and The Peter MacCallum Cancer Institute in Melbourne, Australia, may significantly improve the way in which radiation therapy treatments are delivered. The University Clinic Mannheim (University of Heidelberg) in Heidelberg, Germany as well as Our Lady of Mercy Medical Center--the University Hospital of New York Medical College have also agreed to actively participate in the international breast cancer trial and have begun treating patients according to the study protocol. The goal of these trials is to confirm that for some patients the standard six-week course of radiation therapy may not be necessary and could be replaced by a single radiation treatment delivered intra-operatively using the INTRABEAM. The time taken to complete the trials will depend on the rate of patient accrual but it may take several years to assess the trials. Several additional U.S. and international hospitals have also expressed an interest in participating in similar trials.

   In addition to the above clinical trials, treatment protocols are in place at the Cleveland Clinic to treat colo-rectal cancer, and at Our Lady of Mercy Medical Center--the University Hospital of New York Medical College to routinely provide a boost radiation dose to the tumor bed following resection of breast tumors. There are also active protocols to treat pediatric brain tumors at Children's Memorial Hospital--Chicago as well as Rhode Island Hospital--Hasbro Children's Hospital in Providence, Rhode Island. Other applications for INTRABEAM include gynecological cancer and skin disease.

Patents and Proprietary Rights

   A U.S. patent directed to the base PRS400 system technology was issued to the Company in October 1992. Two U.S. patents were issued to the Company in 1995 directed to shaped radiation patterns and electron beam steering. From 1994 through 1996, three U.S. patents directed to the use of the PRS to treat brain tumors were issued to the Company. A U.S. patent directed to a flexible probe PRS for endoscopic purposes was also issued to the Company in 1995. Another U.S. patent was issued to the Company in 1996 for an apparatus for use in x-ray dosimetry for the PRS. One U.S. patent issued in 1996, one U.S. patent issued in 1997, and one pending U.S. patent application are directed to use of the PRS to deliver x-rays to internal surfaces and adjoining regions of body cavities, such as the bladder, esophagus, anal region, nasal orifice and gynecological area. The Company was issued two other U.S. patents in 1997 relating to accessory equipment, including the Company's CCD microdensitometer. As of February, 2002, the Company has ten (10) additional patents and thirteen
(13) additional pending U.S. patent applications, and has foreign patent applications in selected foreign countries which correspond to certain of the Company's U.S. patent applications.

Manufacturing

   The Company intends to continue its practice of sub-contracting the fabrication of most of its electrical and mechanical components while maintaining in-house responsibility for unit assembly and for manufacture of certain proprietary components. The Company believes that this strategy can serve to reduce administrative costs, facilitate supplier partnerships, and reduce inventory requirements. In general, the Company's procurement strategy is to keep the number of its suppliers to a minimum while identifying as many multiple sources as possible. Due to the Company's current limited supply needs, the Company acquires certain supplies from the same vendors. While the Company intends to negotiate supply contracts with certain of its key suppliers where appropriate, the Company currently procures its supplies through open purchase orders. There can be no assurance that the Company's vendors will continue to provide such supplies on terms acceptable to the Company, if at all. In addition, the Company has sole-source suppliers for some of the PRS400 system parts. If the sole-source suppliers are unwilling or unable to provide such parts to the Company, it could have a material adverse affect on the ability of the Company to manufacture its products.

   The Company has implemented or intends to implement the necessary operational systems to support the successful commercial production of the PRS, INTRABEAM, LASER-X, X-SEED and any other products. Specifically, the Company intends to continue to pursue or maintain full functional compliance with ISO 9001, EN46001, and the FDA's current Good Manufacturing Practices ("cGMP") standards that govern, among other things, quality assurance, personnel training, process control, customer service, design control, supply management and facility and equipment maintenance.

Medical Advisory Board

   The Company's Medical Advisory Board consults with the Company's Board of Directors and senior management from time to time as requested by the Company's Board of Directors and as the schedules of the members of the Medical Advisory Board permit. The members of the Medical Advisory Board may be employed on a full-time basis by employers other than the Company. In addition, the members have commitments to, or consulting, advisory or other contractual relationships with, other third parties. These third party commitments and relationships limit the availability of the Medical Advisory Board members to the Company, and may potentially result in conflicts of interest.

   The following individuals currently serve as members of the Medical Advisory
Board:

               Name                                       Position
               ----                                       --------
Nicholas T. Zervas, M.D. (Chairman) Distinguished Higgins Professor of Neurosurgery,
                                    Harvard Medical School, Boston, Massachusetts;
                                    Visiting Neurosurgeon, Massachusetts General
                                    Hospital, Boston, Massachusetts

Michael Baum, ChM. FRCS............ Professor of Surgery, The Institute of Surgical
                                    Studies, University College, London Medical School,
                                    London, England

Basil S. Hilaris, M.D., FACR....... Professor and Chairman of the Department of
                                    Radiation Oncology, Our Lady of Mercy Medical
                                    Center, New York Medical College, Bronx, New
                                    York

Christoph B. Ostertag, M.D......... Professor and Director of Department of Stereotactic
                                    Neurosurgery, Neurosurgical University Clinic,
                                    Albert-Ludwigs University, Freiburg, Germany

Kintomo Takakura, M.D., Ph.D....... Director of Neurosurgical Institute, President and
                                    Professor of Neurosurgery, Tokyo Women's Medical
                                    College, Tokyo, Japan

Jay S. Loeffler, M.D............... Professor of Radiation Oncology, Harvard Medical
                                    School; Chairman, Department of Radiation
                                    Oncology, Massachusetts General Hospital, Boston
                                    Massachusetts

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

Government Regulation

  U.S.

   The PRS, INTRABEAM and X-SEED are subject to regulation in the United States by the FDA. Manufacturers of medical devices must comply with applicable provisions of the FDC Act, the Safe Medical Devices Act of 1990 (the "SMDA"), the Modernization Act of 1997, and certain associated regulations governing the safety, effectiveness, design, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information after initiating distribution. Both the FDC Act and the SMDA require certain clearances from the FDA before medical devices, such as the PRS, INTRABEAM and X-SEED, can be marketed. The Company intends to continue to pursue a strategy intended to result in marketing clearance of products and components as quickly as possible in order to maximize flexibility in marketing.

   As discussed above, in order to sell medical device products in the United States, the FDC Act requires a manufacturer to obtain FDA approval. One method for obtaining such approval is for a medical device manufacturer, if it intends to introduce a device into commercial distribution which is similar to others already being sold in the United States, to submit a pre-market notification under Section 510(k) of the FDC Act. The Section 510(k) notification form must be submitted to the FDA 90 days before marketing unless the device is exempt from the 510(k) requirements. The notification must show that the device is "substantially equivalent" to one or more devices which are already legally marketed in the United States. According to the FDA, a Section 510(k) application is required for modifications to an existing legally marketed device if either of two conditions exist: (1) if the modifications could significantly affect the safety or effectiveness of the device or (2) if the device is to be marketed for a new or different indication.

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

   The regulatory path for the Company's X-SEED, for use in intravascular radiation therapy, will be determined in conjunction with the Company's strategic partner, Cordis Corporation. Under the terms of the development agreement, Cordis is responsible for regulatory submissions and the funding of any clinical trials required for the approval of the device for intravascular radiation therapy. The X-SEED is currently under development and the timing of the regulatory filings have not been determined.

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

   The transition period for the Medical Device Directive ended in June 1998 after the expiration of a five year transition period. All medical devices to be marketed in any European Union country must first obtain a CE Mark. The CE Mark is an international symbol of adherence to quality assurance standards. Obtaining a CE Mark with respect to a particular medical device requires the submission of information that is similar in certain respects to that which is submitted to the FDA in connection with a Section 510(k) notification. In order for the Company to sell its products in Europe, it must comply with European Union directives relating to manufacturing and quality assurance documentation under the ISO 9000 series standards and to the performance, safety, and manufacture and quality assurance of the particular device. The National Competent Authorities have mandated Notified Bodies (non-governmental organizations) to act as their agents and qualify equipment in accordance with European Community ("EC") standards. The Company engaged British Standards Institution ("BSI"), a registered Notified Body, to certify its compliance with BS EN ISO9001:1994 (ISO9001) standards for a quality management system. BSI issued to the Company a Certificate of Registration signifying compliance with the requirements of BS EN ISO9001:1994 on September 22, 1997. Subsequently, the Company engaged BSI to assess its compliance to Annex II Section 3 of the Medical Device Directive (93/42/EEC), the applicable regulations pertaining to the design manufacture and other aspects of medical devices intended to be distributed in the EC. On May 13, 1998, BSI issued an EC-Certificate to the Company signifying its compliance with requirements stipulated in Annex II Section 3 of the Medical Device Directive. The Company is thereby able to affix the CE Mark to its PRS products, including the INTRABEAM system, and to freely distribute them within the EC and cooperating countries.

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

Employees

   As of December 29, 2001, the Company had 37 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   The value of an investment in PeC will be subject to the significant risks inherent in its business. Investors should consider carefully the risks and uncertainties described below and the other information in this prospectus before deciding whether to invest. If any of the possible adverse events described below actually occur, our business, financial condition or operating results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly.

We are an early stage company with a limited operating history and your basis for evaluating us is limited.

   We were incorporated in January of 1989 and thus have a limited operating history. We are still in the process of commercializing treatment systems based on the PRS400 system, our core technology for the treatment of cancer. We may not succeed in completing commercialization of our product range. We have sold sixteen (16) systems based on the PRS400 system, and may not be able to sell any more systems based on the PRS400 system technology. The LASER-X x-ray source for industrial applications has just been introduced and there is no assurance that market acceptability and commercial viability will be achieved. The development program for the X-SEED disposable x-ray source is in process and there can be no assurance of a successful development and/or commercialization of this product.

We have a history of significant operating losses and anticipate further substantial losses.

   We have experienced significant operating losses in each year since our incorporation, primarily due to the cost of substantial research and development of the PRS400 system. As of December 29, 2001, we had an accumulated deficit of approximately $55 million and expect to continue to incur losses until we generate revenues to offset the funds spent on commercializing our products. Our ability to achieve profitable operations will depend, in large part, on whether we can successfully commercialize the PRS, INTRABEAM, X-SEED, LASER-X or any other products, and whether we can effectively make the transition to a manufacturing and marketing company. It is possible that the PRS, INTRABEAM, X-SEED, LASER-X and other products will never gain commercial acceptance, and we may never generate significant revenues or achieve profitability. For these reasons, we believe we will continue to incur substantial operating losses for the foreseeable future, and that these losses may be significantly higher than our current losses.

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

   In addition, manufacturers of medical devices are subject to strict federal regulations regarding quality of manufacturing, including periodic FDA inspections of manufacturing facilities to determine compliance with FDA regulations. Such regulations impose certain requirements on, among other things, the design, testing, production, control, and documentation of products. We may not be able to attain or maintain compliance with the cGMP or with EC standards. In addition, we may not be able to identify and retain manufacturers on commercially acceptable terms, if at all, and any manufacturers we do retain might not be able to meet all relevant regulatory requirements. Any problems with our ability to meet regulatory standards could prevent us from marketing the PRS, INTRABEAM or other products.

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

   We hold twenty-two (22) U.S. patents and have fourteen (14) U.S. patent applications pending relating to the PRS400 system and associated technologies. In addition, we have filed foreign patent applications in selected foreign countries, which correspond to certain of our U.S. patents and patent applications. Those applications may not result in issued patents. If patents are issued, any questions relating to the validity and scope of the patents may not be resolved in our favor. In addition, our current or future patents, trade secrets, or know-how may not protect us against competitors with similar technologies or processes. Also, others may infringe any patents issued to us and other companies may develop independently proprietary technologies or processes which are the same as or substantially equivalent to our proprietary technologies and processes.

   We may also become subject to patent infringement claims or litigation initiated by third parties. The defense and prosecution of such claims or suits are very costly and time-consuming, and any such proceeding would result in substantial expense and a significant diversion of effort by our technical and management personnel. Further, any adverse determination in such litigation or proceeding could subject us to significant liability and could prevent us from manufacturing or marketing our products.

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

We are still waiting for some regulatory clearances outside of the United States in order to market the PRS and INTRABEAM

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

   While we sometimes have negotiated supply contracts with certain key suppliers, we currently purchase all our supplies through open purchase orders. Our vendors may not continue to provide supplies on acceptable terms, if at all. In addition, if our forecasted product orders prove to be different than actual product orders, we may have excess or inadequate inventory.

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

   We will be exposed to the risk of medical product liability claims if any of our products causes or is alleged to have caused harm or injury. We might not have sufficient resources to satisfy any liability resulting from such claims. The level or scope of our liability insurance with respect to the clinical testing or use of the PRS, INTRABEAM and other products may not be sufficient to cover potential claims. In addition, medical product liability insurance may not continue to be available at an acceptable cost, if at all. As a result, a medical product liability claim could cause us significant financial harm.

Peter M. Nomikos has the ability to significantly influence all stockholder votes.

   As of December 29, 2001, Peter M. Nomikos, Chairman of the Board and our President and Chief Executive Officer, beneficially owned approximately 50.6% of the issued and outstanding shares of common stock, and our principal stockholders (including Mr. Nomikos) beneficially owned in the aggregate approximately 57% of the issued and outstanding shares of common stock. Due to his beneficial ownership of common stock coupled with the fact that he is Chairman of the Board, President and Chief Executive Officer, Mr. Nomikos, either alone or with the other principal stockholders, has the ability to significantly influence all matters requiring approval by our stockholders, including the election of all directors, acquisitions, sales of all or substantially all of our stock or assets, and other extraordinary transactions.

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

Item 2.  Properties.

   The Company currently occupies approximately 30,000 square feet of space in a building located in Lexington, Massachusetts under a lease expiring in July 2002. This facility is suitable for research and development, corporate administration and assembly of our products. The Company believes that its facility will be adequate to meet its foreseeable requirements through the expiration of the lease. The Company is currently evaluating options relative to renewal or relocation.

Item 3.  Legal Proceedings.

   The Company is not currently involved in any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended December 29, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   As of December 29, 2001, there were 69 holders of record of the Company's common stock. The Company believes that there are approximately 2,300 beneficial holders of its common stock. The Company has not declared or paid any dividends on its common stock since its inception. The current policy of the Company's Board of Directors is to retain any earnings to finance the operation of the Company's business. Accordingly, it is anticipated that no cash dividends will be paid to the holders of the common stock in the foreseeable future.

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

                                            High   Low
                                            ----- ------
                        First Quarter 2000.  9.25   2.25
                        Second Quarter 2000 5.875  2.625
                        Third Quarter 2000.  7.00 4.1875
                        Fourth Quarter 2000  5.25   3.00
                        First Quarter 2001.  6.05   3.25
                        Second Quarter 2001  4.95   3.15
                        Third Quarter 2001.  4.70   3.00
                        Fourth Quarter 2001  4.00   3.00

Item 6.  Selected Consolidated Financial Data.

   The selected consolidated balance sheet data presented below as of December 30, 2000 and December 29, 2001 and the selected consolidated statement of operations data presented below for the periods ending January 1, 2000, December 30, 2000 and December 29, 2001 are derived from the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated statement of operations data and consolidated balance sheet data presented below as of and for the periods ending January 3, 1998 and January 2, 1999, and the consolidated balance sheet data presented below as of January 1, 2000, are derived from the Company's Consolidated Financial Statements and Notes thereto not included in this Form 10-K, which have also been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

                                                                    Fiscal Year Ended
                                                ---------------------------------------------------------
                                                January 3, January 2, January 1, December 30, December 29,
                                                   1998       1999       2000        2000         2001
                                                ---------- ---------- ---------- ------------ ------------
                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues.......................................  $    725   $    678   $    535    $  1,428     $    996
Cost of goods sold.............................       361        278        267         518          597
                                                 --------   --------   --------    --------     --------
Gross margin...................................       364        400        268         910          399
Operating expenses:
   Research and development expenses...........     4,626      5,434      4,426       3,219        4,208
   General and administrative expenses.........     2,306      3,107      3,426       3,815        4,488
                                                 --------   --------   --------    --------     --------
   Total operating expenses....................     6,933      8,541      7,852       7,034        8,696
                                                 --------   --------   --------    --------     --------
Operating loss.................................    (6,569)    (8,141)    (7,584)     (6,124)      (8,297)
   Interest income (expense), net..............       713        467         35      (1,653)        (811)
                                                 --------   --------   --------    --------     --------
Net loss.......................................  $ (5,856)  $ (7,674)  $ (7,549)   $ (7,777)    $ (9,108)
                                                 ========   ========   ========    ========     ========
Net loss per basic and diluted share...........  $  (0.87)  $  (1.02)  $  (0.97)   $  (0.97)    $  (0.94)
                                                 ========   ========   ========    ========     ========
Weighted average basic and diluted shares......     6,694      7,489      7,749       8,001        9,707

                                                January 3, January 2, January 1, December 30, December 29,
                                                   1998       1999       2000        2000         2001
                                                ---------- ---------- ---------- ------------ ------------
Consolidated Balance Sheet Data:
Cash and cash equivalents......................  $  2,287   $  3,686   $    134    $    663     $  4,008
Investments held to maturity...................    11,889      1,993          0       3,973        1,594
Total assets...................................    16,425      9,135      2,864       8,448        9,203
Total long-term debt, including current portion     1,686        719      1,566      10,727       15,024
Deficit accumulated during development stage...   (23,239)   (30,913)   (38,462)    (46,239)     (55,347)
Total shareholders' equity (deficit)...........  $ 14,012   $  7,453   $    247    $ (3,291)    $ (6,951)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   The Company is a technology company dedicated to developing, manufacturing and marketing miniature x-ray systems for multiple market applications.

   Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. The Company has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The various miniature x-ray products based on the Company's extensive research and development program are known collectively as "micro-adaptive x-ray systems." The Company has established an intellectual property portfolio of twenty-two (22) U.S. patents and has fourteen (14) additional U.S. patents pending, all of which relate to the Company's core technology and use.

   The Company's business strategy is to identify opportunities in which its patented core technology can be used to gain access to new markets by means of strategic alliances with industry leaders. This strategy allows the Company to foster the development of multiple applications of its technology, while remaining focused on its core expertise of developing, manufacturing and marketing micro-adaptive x-ray systems. By joining with one or more industry leaders to develop an x-ray system to satisfy the needs of a specific market, the Company gains market and application expertise without having to internalize many of the costs and organizational overhead necessary to support the specific application. Leveraging the market expertise of these strategic relationships allows the Company to rapidly bring the technology to new markets. The Company plans to identify additional market opportunities that can both be linked to the core technology and present the opportunity to access the market through a strategic partner with application expertise and the sales and marketing organization necessary to drive market acceptance.

   The Company is currently pursuing initiatives in the industrial and medical markets with micro-adaptive x-ray systems designed for x-ray fluorescence analysis, intravascular radiation therapy, brachytherapy, radiosurgery, intra-operative radiation therapy, and instrumentation.

   In February 2001, the Company announced a strategic relationship with Cordis, a Johnson & Johnson company, to co-develop and co-manufacture an x-ray based system for the delivery of intravascular radiation therapy. Cordis, a world leader in intravascular technology focused on therapeutic solutions, will exclusively market and sell the x-ray based system incorporating the Company's X-SEED technology in the field of intravascular radiation therapy on behalf of the two companies. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million.

   On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% Senior Convertible Debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400 system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

   The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of December 29, 2001, the Company had an accumulated deficit of approximately $55 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the upcoming year.

  Subsequent Event

   On February 1, 2002, the Company's Board of Directors elected Peter M. Nomikos, its Chairman of the Board, to the additional posts of President and Chief Executive Officer. In addition, the Board of Directors elected Timothy W. Baker, the Company's Executive Vice President and Chief Financial Officer, to the additional post of Chief Operating Officer. Euan S. Thomson resigned as President, Chief Executive Officer and a Director on that same date.

Critical Accounting Policies

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, PeC evaluates its estimates, including those related to product returns, bad debts, inventories and warranty obligations. PeC bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  Revenue Recognition

   The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgments regarding the collectibility of those revenues. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause PeC's operating results to vary significantly from quarter to quarter and could result in future operating losses.

  Warranty Reserve

   The Company's products are generally covered by a one-year warranty period from the date of installation. The Company's standard warranty requires it to repair or replace defective products returned to the Company during the warranty period at no cost to the customer. The Company accrues a warranty reserve for estimated costs to provide warranty services for this one-year period. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase, resulting in decreased gross profit.

  Inventory Valuation

   The Company values inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. PeC regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for PeC's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, the Company's industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, PeC's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. Therefore, although PeC makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of PeC's inventory and its reported operating results.

Results of Operations

  Fiscal Year Ended December 29, 2001 and December 30, 2000

   Revenues: Revenues decreased by $432,462 from $1,428,401 in 2000 to $995,939 in 2001. The 2000 revenues reflect sales of the PRS400 core system in conjunction with the Company's INTRABEAM for intra-operative radiation therapy. The 2001 revenues reflect continued sales of the Company's INTRABEAM for intra-operative radiation therapy in addition to the first commercial sales of LASER-X, the company's x-ray source for industrial applications. Gross margins decreased by $511,552 from $910,449 in 2000 to $398,897 in 2001. The decrease in gross margin reflects the decreased revenue from sales combined with lower average selling prices of the INTRABEAM system to select customers to support the ongoing international breast cancer trial.

   Research and development expenses: Research and development expenses increased by $988,650 from approximately $3.2 million in 2000 to approximately $4.2 million in 2001. The principal costs in research and development are attributed to the continued development of the PRS400 system and INTRABEAM for commercialization, and the development of the new miniature x-ray sources for intravascular radiation therapy (X-SEED) and x-ray fluorescence systems (LASER-X). The Company filed eight new patent applications in 2001.

   Selling, general and administrative expenses: Selling, general and administrative expenses increased by $673,932 from approximately $3.8 million in 2000 to approximately $4.5 million in 2001. Expenses were incurred as a result of a major marketing initiative, which commenced in 2000, and continued into 2001. The initiative was aimed at raising awareness of Photoelectron products and technologies in the medical, non-medical, patient and investment communities. In 2000 and 2001, this initiative included the launch of a new website, attendance at major domestic and international radiation oncology and surgical oncology trade shows, and a series of dedicated symposia where experienced physicians presented to the medical community clinical data and case studies utilizing PeC's products.

   Interest income: Interest income decreased by $2,656 from $206,644 in 2000 to $203,988 in 2001. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

   Interest expense: Interest expense decreased by $845,491 from $1,860,514 in 2000 to $1,015,023 in 2001. The change resulted from a decrease in amounts borrowed throughout the year due to the conversion of debentures issued in the Company's $10.4 million 10% senior convertible debenture private placement, which closed in June 2000, into shares of the Company's common stock along with the absence of $638,696 of non cash interest expense associated with the warrants issued in conjunction with the 8% convertible note payable issued to PYC Corporation in November 1999.

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

   Selling, general and administrative expenses: Selling, general and administrative expenses increased by $388,223 from approximately $3.4 million in 1999 to approximately $3.8 million in 2000. A portion of this increase is attributable to expenses incurred in connection with the $10.4 million 10% senior convertible debenture private placement completed by the Company in June 2000. Expenses were also incurred as a result of a major marketing initiative, which commenced in 2000, and continued into 2001. The initiative is aimed at raising awareness of Photoelectron products and technologies in the medical, non-medical, patient and investment communities. In 2000, this initiative included the launch of a new website, attendance at major domestic and international radiation oncology and surgical oncology trade shows, and a series of dedicated symposia where experienced physicians presented to the medical community clinical data and case studies utilizing PeC's products.

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

   Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $36.6 million and its initial public offering with net proceeds of $16,818,854.

   Consolidated working capital was $6,605,311 at December 29, 2001, compared with $5,587,706 at December 30, 2000. Included in working capital are cash and cash equivalents of $4,007,547 at December 29, 2001, compared with $662,857 at December 30, 2000 and $1,594,166 investments held to maturity at December 29, 2001 compared with $3,972,770 at December 30, 2000. Held to maturity investments consist of investment grade commercial paper with maturities generally less than 120 days. During 2001, $7,405,695 of cash was used for operating activities as compared to $5,368,160 in fiscal 2000.

   The Company used $161,634 of cash in 2001 for fixed assets and leasehold improvements associated with its facility.

   The Company received $81,109 of cash in 2001 from the exercise of stock options to purchase common stock.

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

   On December 17, 2001, the Company raised $5,000,000 in a private placement of the 6% Debenture to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400 system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

   PYC Corporation is entitled to receive interest payments at the rate of 6% per annum on the outstanding principal amount of the 6% Debenture. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the 6% Debenture. The principal amount of the 6% Debenture, together with all accrued but unpaid interest, is due and payable on May 1, 2005. The holder of the 6% Debenture has the option, at any time prior to May 1, 2005, to convert the 6% Debenture, in whole or in part, into shares of the Company's common stock at a price of $3.25 per share. If any shares of common stock or securities convertible into shares of common stock are issued at an effective price lower than $3.25 per share (as adjusted and subject to certain exclusions), then the conversion price of the 6% Debenture will be automatically adjusted to that lower price.

   The Company may redeem any portion of the 6% Debenture at any time, provided that the average closing bid price per share of the Company's common stock as reported on the American Stock Exchange for the twenty (20) consecutive trading days prior to the date of the redemption notice is at least 175% of the conversion price. The redemption price will be 105% of the outstanding principal amount of the 6% Debenture being redeemed, along with accrued but unpaid interest. In addition, so long as 50% of the outstanding principal amount of the 6% Debenture originally issued is outstanding and subject to certain exceptions, the registrant may not incur more than $10,000,000 in indebtedness after December 17, 2001.

   Prior to entering into the transaction with PYC Corporation, the Company attempted over a period of several months to raise funds from other sources. After considering other financing alternatives, including a proposal from another stockholder of the Company, the Board of Directors determined that the terms and conditions of the financing proposal from PYC Corporation were more favorable to the Company than the terms and conditions available from the other stockholder or from non-related parties.

   The securities sold in the offering have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission, no later than May 16, 2002, a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

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

   The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the next twelve months. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% senior convertible debt issued in December 2001. The Company will have to raise additional capital for fiscal 2003 unless revenues are greater than anticipated. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

   The Company has a commitment under an operating lease agreement for office space to make payments of approximately $352,360 in 2002. At the Company's option, as interest comes due under the senior convertible debt instruments it may be added to principal, so that no cash payments will be required until May 2005, when all outstanding principal and accrued interest will be due.

Forward-Looking Statements:

   Certain statements contained in this Report, including without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including, without limitation, those referred to herein, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward looking statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by this item is included in the Proxy Statement for the Special Meeting in Lieu of Annual Meeting of Stockholders on June 14, 2002 to be filed with the Securities and Exchange Commission (the "SEC") on or about April 26, 2002 (the "Proxy Statement") and is incorporated herein by reference.

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

   (c) Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on December 27, 2001, which disclosed the sale of a 6% senior convertible debenture to PYC Corporation, the Company's largest stockholder.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants........................................................... F-2
Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001.......................... F-3
Consolidated Statements of Operations for the years ended January 1, 2000, December 30, 2000 and
  December 29, 2001................................................................................ F-4
Consolidated Statements of Cash Flows for the years ended January 1, 2000, December 30, 2000 and
  December 29, 2001................................................................................ F-5
Consolidated Statements of Shareholders' (Deficit) Equity at January 1, 2000, December 30, 2000 and
  December 29, 2001................................................................................ F-6
Notes to Consolidated Financial Statements......................................................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Photoelectron Corporation and Subsidiary:

   We have audited the accompanying consolidated balance sheets of Photoelectron Corporation and its subsidiary (a Massachusetts corporation) as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photoelectron Corporation and its subsidiary as of December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 27, 2002

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                            December 30,  December 29,
                                                                                2000          2001
                                                                            ------------  ------------
                                  ASSETS
Current Assets:
   Cash and cash equivalents............................................... $    662,857  $  4,007,547
   Accounts receivable.....................................................      278,743       277,674
   Inventories.............................................................    1,389,710     1,656,889
   Prepaid expenses........................................................      295,588       198,289
   Held to maturity investments (Note 2)...................................    3,972,770     1,594,166
                                                                            ------------  ------------
       Total current assets................................................    6,599,668     7,734,565
                                                                            ============  ============
Property and Equipment:
   Computer equipment......................................................      984,237     1,026,534
   Lab and production equipment............................................    1,068,793     1,188,131
   Clinical site equipment.................................................      875,122       875,122
   Sales demo equipment....................................................      148,450       148,450
   Furniture and fixtures..................................................      183,104       183,104
   Leasehold improvements..................................................      866,230       866,230
                                                                            ------------  ------------
   Property and equipment..................................................    4,125,936     4,287,571
   Less--Accumulated depreciation and amortization.........................    3,384,127     3,849,728
                                                                            ------------  ------------
   Net property and equipment..............................................      741,809       437,843
                                                                            ------------  ------------
Other Assets:
   Deferred offering costs, net............................................    1,106,422     1,030,444
                                                                            ------------  ------------
       Total assets........................................................ $  8,447,899  $  9,202,852
                                                                            ============  ============
                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable........................................................ $    218,614  $    298,182
   Accrued expenses (Note 3)...............................................      569,447       659,360
   Accrued payroll and benefits............................................      223,901       171,712
       Total current liabilities...........................................    1,011,962     1,129,254
                                                                            ============  ============
Long Term Liabilities
   Senior convertible debentures...........................................   10,727,361    15,024,333
                                                                            ------------  ------------
Commitments and Contingencies (Note 7)
Shareholders' Deficit (Notes 8 , 9, 10 and 11):
   Preferred stock, $0.01 par value--Authorized--2,500,000 at December 30,
     2000 and December 29, 2001, respectively; shares issued and outstanding--none and none at December 30, 2000 and December 29,
     2001, respectively....................................................           --            --
   Common stock, $0.01 par value--Authorized--20,000,000 shares at
     December 30, 2000 and December 29, 2001, respectively; issued and outstanding--8,551,685 and 9,947,418 at December 30, 2000 and
     December 29, 2001, respectively.......................................       85,517        99,474
   Capital in excess of par value common stock.............................   42,943,997    48,374,531
   Deferred compensation...................................................      (82,047)      (77,298)
   Accumulated deficit.....................................................  (46,238,891)  (55,347,442)
                                                                            ------------  ------------
       Total shareholders' deficit.........................................   (3,291,424)   (6,950,735)
                                                                            ------------  ------------
       Total liabilities and shareholders' deficit......................... $  8,447,899  $  9,202,852
                                                                            ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                    -------------------------------------
                                                    January 1,   December 30, December 29,
                                                       2000          2000         2001
                                                    -----------  ------------ ------------
Revenues........................................... $   534,634  $ 1,428,401  $   995,939
Cost of Goods Sold.................................     266,653      517,952      597,042
                                                    -----------  -----------  -----------
Gross Margin.......................................     267,981      910,449      398,897
Operating Expenses:
   Research and development expenses...............   4,425,739    3,219,281    4,207,931
   Selling, general and administrative expenses....   3,426,327    3,814,550    4,488,482
                                                    -----------  -----------  -----------
       Total operating expenses....................   7,852,066    7,033,831    8,696,413
                                                    -----------  -----------  -----------
       Operating loss..............................  (7,584,085)  (6,123,382)  (8,297,516)
                                                    -----------  -----------  -----------
Interest income....................................     130,627      206,644      203,988
Interest expense...................................     (95,184)  (1,860,514)  (1,015,023)
                                                    -----------  -----------  -----------
Interest income (expense), net.....................      35,443   (1,653,870)    (811,035)
                                                    -----------  -----------  -----------
Net loss........................................... $(7,548,642) $(7,777,252) $(9,108,551)
                                                    ===========  ===========  ===========
Basic and diluted net loss per share (Note 13)..... $     (0.97) $     (0.97) $     (0.94)
                                                    ===========  ===========  ===========
Weighted average basic and diluted shares (Note 13)   7,749,040    8,001,204    9,706,836



  The accompanying notes are an integral part of these consolidated financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended
                                                                                -------------------------------------
                                                                                January 1,   December 30, December 30,
                                                                                   2000          2000         2001
                                                                                -----------  -----------  -----------
Cash flows from operating activities:
  Net loss..................................................................... $(7,548,642) $(7,777,252) $(9,108,551)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization..............................................     563,953      511,491      465,601
    Noncash amortization of offering expenses..................................          --      140,638      209,647
    Noncash compensation expense...............................................      12,764       25,348       54,999
    Noncash interest converted to notes........................................      46,981       82,828           --
    Noncash commission expense.................................................          --        7,481           --
    Noncash consulting expense.................................................          --      186,842        9,106
    Noncash interest expense on bridge financing...............................      33,790      638,696           --
    Noncash interest on 10% convertible debt...................................          --    1,114,387    1,005,160
    Noncash interest on 6% convertible debt....................................          --           --        9,863
  Changes in current accounts--
    Inventories................................................................      17,149       47,847     (267,179)
    Accounts receivable........................................................     172,500     (191,243)       1,069
    Prepaid expenses...........................................................     189,488     (148,789)      97,299
    Other current assets.......................................................      83,531       32,272           --
    Accounts payable...........................................................     (89,381)     (38,368)      79,568
    Accrued expenses...........................................................      89,126       87,163       37,724
    Deferred revenue...........................................................      87,500      (87,500)          --
                                                                                -----------  -----------  -----------
       Net cash used in operating activities...................................  (6,341,239)  (5,368,160)  (7,405,695)
                                                                                -----------  -----------  -----------
Cash flows from investing activities:
  Proceeds from (Purchase of) held to maturity investments.....................   1,993,056   (3,972,770)   2,378,604
  Purchases of equipment and leasehold improvements............................    (300,836)    (227,940)    (161,634)
       Net cash provided by (used in) investing activities.....................   1,692,220   (4,200,710)   2,216,970
                                                                                -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................     296,668      270,001    3,881,109
  Proceeds from issuance of convertible notes payable..........................     800,000    1,450,000           --
  Proceeds from issuance of 10% senior convertible debentures..................          --    7,360,000           --
  Proceeds from exercise of warrants...........................................          --    1,725,000           --
  Proceeds from issuance of 6% senior convertible debentures...................          --           --    5,000,000
  Deferred offering expenses...................................................          --     (707,378)    (347,694)
       Net cash provided by financing activities...............................   1,096,668   10,097,623    8,533,415
                                                                                ===========  ===========  ===========
Increase (decrease) in cash and cash equivalents...............................  (3,552,353)     528,753    3,344,690
                                                                                -----------  -----------  -----------
Cash and cash equivalents, beginning of year...................................   3,686,457      134,104      662,857
                                                                                -----------  -----------  -----------
Cash and cash equivalents, end of year.........................................     134,104      662,857    4,007,547
                                                                                ===========  ===========  ===========
Noncash financing activities:
  Conversion of 10% Convertible Debentures to common stock..................... $        --  $   273,727  $ 1,701,879
                                                                                ===========  ===========  ===========
  Fair value of warrants issued in connection with 10% Convertible
   Debentures.................................................................. $        --  $   836,954  $        --
                                                                                ===========  ===========  ===========
  Fair value of warrants issued in connection with Bridge Financing............ $    33,790  $   638,696  $        --
                                                                                ===========  ===========  ===========
  Refinancing of Bridge debt with 10% Convertible Debentures................... $        --  $ 2,312,756  $        --
                                                                                ===========  ===========  ===========
  Refinancing of Note Payable with 10% Convertible Debentures.................. $        --  $   786,153  $        --
                                                                                ===========  ===========  ===========
  Beneficial conversion feature on 10% Convertible Debentures issued........... $        --  $   497,458  $        --
                                                                                ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                          Common     Preferred
                                   Preferred  Common       Stock       Stock
                                    Stock,    Stock,    Capital in   Capital in
                                     $0.01     $0.01   Excess of Par Excess of    Deferred   Subscription Accumulated
                                   Par Value Par Value     Value     Par Value  Compensation  Receivable    Deficit
                                   --------- --------- ------------- ---------- ------------ ------------ ------------
Balance, January 2, 1999..........   $  --    $77,042   $38,324,377    $  --      $(29,913)    $(5,842)   $(30,912,997)
  Exercise of stock options.......      --        646       290,180       --            --          --              --
  Recording of deferred
   compensation...................      --         --        26,627       --        19,927          --              --
  Payment of subscription
   receivable.....................      --         --            --       --            --       5,842              --
  Net loss........................      --         --            --       --            --          --      (7,548,642)
                                     -----    -------   -----------    -----      --------     -------    ------------
Balance, January 1, 2000..........   $  --    $77,688   $38,641,184    $  --      $ (9,986)    $    --    $(38,461,639)
                                     =====    =======   ===========    =====      ========     =======    ============
  Exercise of stock options and
   warrants.......................              7,005     1,985,252       --            --                          --
  Fair value of equity
   instruments issued to non-
   employees......................      --         10     1,466,451       --         9,189          --              --
  Beneficial conversion
   feature........................      --         --       497,455       --            --          --              --
  Conversion of convertible
   debt...........................      --        814       272,405       --            --          --              --
  Intrinsic value of options
   granted to employees...........      --         --        81,250       --       (81,250)         --              --
  Net loss........................      --         --            --       --            --          --      (7,777,252)
                                     -----    -------   -----------    -----      --------     -------    ------------
Balance, December 30, 2000........   $  --    $85,517   $42,943,997    $  --      $(82,047)    $    --    $(46,238,891)
                                     =====    =======   ===========    =====      ========     =======    ============
  Exercise of stock options and
   warrants.......................                654        80,455       --            --                          --
  Fair value of equity
   instruments issued to non-
   Employees......................      --         --         9,106       --            --          --              --
  Deferred offering costs related
   to debt conversions............      --         --      (197,853)      --            --          --              --
  Conversion of convertible
   debt...........................      --      4,255     1,697,624       --            --          --              --
  Sale of Common Stock............      --      9,048     3,790,952       --            --          --              --
  Intrinsic value of options
   granted to employees...........      --         --        50,250       --       (50,250)         --              --
  Amortization of deferred
   compensation...................      --         --            --       --        54,999          --              --
  Net loss........................      --         --            --       --            --          --      (9,108,551)
                                     -----    -------   -----------    -----      --------     -------    ------------
Balance, December 29, 2001........   $  --    $99,474   $48,374,531    $  --      $(77,298)    $    --    $(55,347,442)
                                     =====    =======   ===========    =====      ========     =======    ============




                                      Total
                                   -----------
Balance, January 2, 1999..........   7,452,667
  Exercise of stock options.......     290,826
  Recording of deferred
   compensation...................      46,554
  Payment of subscription
   receivable.....................       5,842
  Net loss........................  (7,548,642)
                                   -----------
Balance, January 1, 2000.......... $   247,247
                                   ===========
  Exercise of stock options and
   warrants.......................   1,992,257
  Fair value of equity
   instruments issued to non-
   employees......................   1,475,650
  Beneficial conversion
   feature........................     497,455
  Conversion of convertible
   debt...........................     273,219
  Intrinsic value of options
   granted to employees...........          --
  Net loss........................  (7,777,252)
                                   -----------
Balance, December 30, 2000........ $(3,291,424)
                                   ===========
  Exercise of stock options and
   warrants.......................      81,109
  Fair value of equity
   instruments issued to non-
   Employees......................       9,106
  Deferred offering costs related
   to debt conversions............    (197,853)
  Conversion of convertible
   debt...........................   1,701,879
  Sale of Common Stock............   3,800,000
  Intrinsic value of options
   granted to employees...........          --
  Amortization of deferred
   compensation...................      54,999
  Net loss........................  (9,108,551)
                                   -----------
Balance, December 29, 2001........ $(6,950,735)
                                   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Nature of Operations and Summary of Significant Accounting Policies

  Nature of Operations and Relationship to Principal Shareholders

   Photoelectron Corporation ("Photoelectron," "PeC" or the "Company") is a technology company dedicated to developing, manufacturing and marketing miniature x-ray systems for multiple market applications.

   Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. PeC has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The various miniature x-ray products based on the Company's extensive research and development program are known collectively as "micro-adaptive x-ray systems." The Company has established an intellectual property portfolio of twenty-two (22) U.S. patents and has fourteen (14) additional U.S. patents pending, all of which relate to the Company's core technology and use.

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

   In February 2001, the Company announced a strategic relationship with Cordis Corporation ("Cordis"), a Johnson & Johnson company, to co-develop and co-manufacture an x-ray based system for the delivery of intravascular radiation therapy. Cordis, a world leader in intravascular technology focused on therapeutic solutions, will exclusively market and sell the x-ray based system incorporating the Company's X-SEED(TM) technology in the field of intravascular radiation therapy on behalf of the two companies. Co-incident with the Cordis agreement, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million.

   On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% Senior Convertible Debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer (see Note 10). The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400 system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

   On February 1, 2002, the Company's Board of Directors elected Peter M. Nomikos, its Chairman of the Board, to the additional posts of President and Chief Executive Officer. In addition, the Board of Directors

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY elected Timothy W. Baker, the registrant's Executive Vice President and Chief Financial Officer, to the additional post of Chief Operating Officer.

  Fiscal Years

   The Company has adopted a fiscal year ending on the Saturday nearest December 31. References to fiscal 2001, fiscal 2000, and fiscal 1999 are for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

  Inventory

   Inventories are stated at the lower of cost (first-in, first-out basis) or market and include materials, labor and overhead. The Company has parts, supplies and manufactured parts (components) in inventory which are intended to be used and capitalized as part of the Company's products that will be used for distribution and in clinical trials.

   Inventories consist of the following:

                                        2000       2001
                                     ---------- ----------
                      Components.... $1,160,882 $1,445,766
                      Finished goods    228,828    211,123
                                     ---------- ----------
                                     $1,389,710 $1,656,889
                                     ========== ==========

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

  Property and Equipment

   The cost of additions and improvements are capitalized while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization on the straight-line method over the estimated useful lives of the property as follows:

Asset Classification                              Estimated Useful Life
--------------------                              ---------------------
Machinery and equipment...... 5 Years
Clinical site equipment...... The shorter of three years or the life of the agreement
Furniture and fixtures....... 3-5 Years
Computer equipment & software 2-5 Years
Leasehold improvements....... The shorter of the term of the lease or the life of the asset

   Management believes that the useful lives selected result in net book values which approximate net realizable values based upon alternate future uses. Periodically, management reviews specific assets to verify this assertion.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

  Cash and Cash Equivalents

   As of December 29, 2001, cash and cash equivalents include the Company's operating accounts and holdings of a money market mutual fund as well as commercial paper which has an original maturity of three months or less. Highly liquid investments with an original maturity of 3 months or less at the date of the acquisition are considered to be cash equivalents. Similar investments with original maturity beyond three months are classified as held to maturity investments. Cash equivalents are carried at cost, which approximate market value.

  Held to Maturity Investments

   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investments in commercial paper as held to maturity and measures the value of such investments at amortized cost because the Company has the positive intent and ability to hold such investments to maturity. Interest income, including amortization of premiums and discounts, is recorded in earnings. Management reviews all reductions in fair value below book value to determine if an impairment is other than temporary in nature; if this occurs, the carrying value of the investment is written down to the appropriate level by a charge to earnings.

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

  Revenue Recognition

   The Company generally recognizes revenue and provides a reserve for estimated warranty costs upon shipment of its product to the customer, provided that there is persuasive evidence of an arrangement and collection of the sales price is probable.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This bulletin summarizes certain views of the Staff on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company believes that its current revenue recognition policy complies with SAB No. 101 and there was no impact on the financial statements as a result of adopting this statement.

  Comprehensive Income

   The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. As the Company had no components of other comprehensive income, the reported net loss is the same as comprehensive loss for all periods presented.

  Research and Development Expenses

   Research and development expenses include the portion of indirect costs allocable to research and development efforts based on actual labor hours incurred.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

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

  Net Loss Per Share

   During 1997, the Company adopted SFAS 128, "Earnings per Share" (Note 13). Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding during the year. Diluted loss per share has been computed by excluding the effect of exercising the stock options, warrants and convertible securities which are all anti-dilutive given the operating losses of the Company. The Company has outstanding 5,950,821, 4,775,657 and 2,383,620 potential common shares related to such options and convertible instruments at December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

  Fair Value of Financial Instruments

   The Company's financial instruments primarily consist of cash and cash equivalents, held to maturity investments, accounts receivable, accounts payable, 10% senior convertible debentures and 6% senior convertible debentures. The fair value of the 10% and 6% senior convertible debentures approximate book value at December 29, 2001, based upon the underlying common stock. The held to maturity investments are carried at amortized cost on the accompanying balance sheet. See Note 2 for fair value disclosure. The carrying amounts of the Company's remaining financial instruments approximate fair value due to their short-term nature.

  Stock Option Plans

   The Company applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans (Note 12). Accordingly, no accounting recognition is given to stock options granted with exercise prices equal to the fair market value of the stock until they are exercised. Upon exercise, net proceeds including tax benefits realized, if any, are credited to equity.

  Concentration of Credit Risk and Significant Customers

   Financial instruments that subject the Company to the potential for credit risk consist primarily of cash and cash equivalents and trade accounts receivable with customers in the health care industry. The Company

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY minimizes the impact of credit risk on cash and cash equivalents by allocating its cash among financial institutions and by investing in high quality cash equivalents. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral.

   Historically, the Company has not experienced significant losses related to its accounts receivable. For fiscal years 1999 and 2000, due to the stage of the Company's development, the Company had a limited number of customers. Substantially all of the revenue and accounts receivable in those fiscal years relate to these customers. For fiscal 2001, one customer represented approximately 32% of revenue and 71% of accounts receivable. Three other customers represented a total of 45% of revenue in fiscal 2001.

  New Accounting Pronouncements

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial condition or results of operations.

(2)  Held to Maturity Investments

   Investments in commercial paper are classified as held to maturity as of December 29, 2001. The amortized cost and fair values as of December 29, 2001 are as follows:

                                         Commercial Paper
                                 --------------------------------
                                              Gross
                                            Unrealized
                                 Amortized     Gain
                                   Cost       (Loss)   Fair Value
                                 ---------- ---------- ----------
               December 30, 2000 $3,972,770   $1,198   $3,973,967
               December 29, 2001 $1,594,343   $ (177)  $1,594,166

   All the commercial paper has a contractual maturity due within one year.

(3)  Accrued Expenses

   Accrued liabilities in the accompanying balance sheets include the following balances:

                                       December 30, December 29,
                                           2000         2001
                                       ------------ ------------
                Warranty Accrual......   $297,000     $276,649
                Annual Report Accrual.         --       60,000
                Other Accrued Expenses    272,447      322,711
                                         --------     --------
                                         $569,447     $659,360
                                         ========     ========

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

(4)  Income Taxes

   The components of the deferred tax asset at December 30, 2000 and December 29, 2001 are as follows:

                                             December 30,  December 29,
                                                 2000          2001
                                             ------------  ------------
        Deferred tax asset--
           Federal tax loss carryforwards... $ 14,874,000  $ 17,613,000
           Federal tax credit carryforwards.    1,103,000     1,157,000
           State tax loss carryforward......    3,439,000     3,520,000
           State tax credit carryforward....      996,000     1,035,000
           Other, net.......................      836,000       791,000
                                             ------------  ------------
                                               21,248,000    24,116,000
        Valuation allowance.................  (21,248,000)  (24,116,000)
                                             ------------  ------------
           Deferred tax asset...............           --            --
                                             ============  ============

   As of December 29, 2001, the Company had federal net operating loss carryforwards of approximately $51,802,000, state net operating loss carryforwards of approximately $37,056,000, federal tax credit carryforwards of approximately $1,157,000, and state tax credit carryforwards of approximately $1,035,000. Due to the fact that the Company has sustained cumulative losses, the potential future benefit of these attributes, which expire in the years 2002 through 2016, is fully reserved by means of a valuation allowance because their realization is uncertain.

   Certain stock transactions may result in a change of control under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended; and as a result, the net operating loss and tax credit carryforwards available to be utilized in any given year may be limited, and certain amounts of the net operating loss carryforwards may expire unutilized due to such limitations.

(5)  Employee Benefit Plan

   In April 1995, the Company adopted a 401(k) Plan. The Company contributes 50% of the first 6% of annual contributions by each employee with at least three months of service to the 401(k) Plan. During fiscal years 1999, 2000 and 2001, the Company contributed approximately $29,057, $59,436, and $67,244, respectively.

(6)  Related Party Transactions

  Thermo Electron Corporation

   Thermo Electron is a shareholder of the Company. The Company utilizes Thermo Electron's resources on an as-needed basis without a formal contract and is charged at actual cost for such services. The Company paid $6,093, $6,557 and $6,388 in fiscal 1999, 2000 and 2001, respectively, for these services. In addition, the Company has been provided with certain services by a wholly-owned subsidiary of Thermo Electron. These services include data processing services, administrative services and machine shop services, which are charged to the Company at actual cost. The Company paid $147,315, $42,947 and $14,724 in fiscal 1999, 2000 and 2001, respectively, for these services. As of December 30, 2000 and December 29, 2001, $0 and $1,751, respectively, was payable to Thermo Electron and was included in accounts payable in the accompanying consolidated balance sheets.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

   Management believes that the fees charged by Thermo Electron are reasonable and such fees are representative of the expenses the Company would have incurred on a stand-alone basis.

  Cordis Corporation

   In February 2001, the Company signed an agreement with Cordis Corporation, a Johnson & Johnson Company, to co-develop and co-manufacture a disposable miniature x-ray source, based on the Company's X-SEED(TM) and associated technology, for the delivery of intravascular radiation therapy to prevent restenosis (re-narrowing) of coronary arteries following angioplasty and stent procedures. Co-incident with the agreement, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million. The proceeds from the equity investment assist in the funding of additional development required for the commercialization of X-SEED.

  PYC Corporation

   On December 17, 2001, the Company raised $5,000,000 in a private placement of the 6% Debenture to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer (see Note 10).

(7)  Commitments and Contingencies

  Litigation

   The Company is party to legal matters which arise in the normal course of business. Management, after reviewing these matters with legal counsel, is of the opinion that the resolution of these matters will not have a material effect on the financial condition or results of operations.

  Leases

   In 1996, the Company entered into an operating lease for its office and research facilities expiring in July 2002. The minimum lease payments under the agreement are $599,689 in 2001 and $352,360 in 2002. The accompanying consolidated statements of operations include expenses for operating leases of $471,859, $587,820, and $600,673 for fiscal 1999, 2000 and 2001, respectively.

(8)  Convertible Subordinated Notes

   Since its inception, the Company has financed its operations in part through the issuance of subordinated convertible debentures. In May 1992, the Company entered into a $4,500,000 8% convertible subordinated demand note and warrant purchase agreement with Mr. Peter M. Nomikos, who then served as President and Chief Executive Officer of the Company and presently serves as Chairman of the Board, President and Chief Executive Officer. This note was reissued in 1996 as the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996. The amended and restated demand note was convertible into common stock at a conversion price of $3.00 on demand. The Company borrowed $4,252,000 in the form of a demand loan with detachable warrant purchase rights under this agreement, of which $705,000 was still outstanding at the beginning of fiscal 2000. All earned but unpaid interest on the subordinated demand note was convertible into common stock at a conversion price equal to the fair market value of the Company's common stock on the first day of the fiscal quarter in which the interest to be converted accrued. In June 2000, Mr. Peter M. Nomikos exchanged the principal balance of the note together with all accrued unpaid interest for $786,153 in 10% senior convertible debentures.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

   Warrant purchase rights issued in conjunction with the amended and restated demand note entitle the holder to purchase warrants for $0.20. Each warrant is exercisable upon issuance and allows the holder to purchase one share of common stock at $3.00. At December 29, 2001, warrants to purchase 235,000 shares of the Company's common stock were outstanding under the amended and restated demand note. These remaining warrants expired on January 27, 2002 and were not exercised. All warrants purchased by Mr. Nomikos have been accounted for as capital in excess of par value--common stock.

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

   As part of the $10,458,909 raised in the offering, the Company issued to PYC Corporation a 10% senior convertible debenture with a face amount of $2,312,756 in exchange for the total amount due under the November 1999 $2.25 million line of credit bridge financing between the Company and PYC Corporation (see Note
9). In addition, the Company issued to Peter M. Nomikos a 10% senior convertible debenture, with a face amount of $786,153, in exchange for the total amount due to Mr. Nomikos under the Amended and Restated 8% Subordinated Convertible Note Due on Demand as of August 1, 1996 (see Note 8).

   Interest expense attributable to a beneficial conversion feature resulting from the excess of the fair market value of the Company's common stock over the conversion price on the date of issuance of the debt, which amounted to $408,594, has been recognized in interest expense in the accompanying financial statements in accordance with the provision of EITF 98-5 ''Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.''

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

   The holders of the debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the debentures. The Company increased the principal of the 10% senior convertible debentures in the amount of $256,464, $247,555, $241,082 and $243,886 of accrued interest on March 31, June 30, September 29, and December 29, 2001, respectively. Additionally, the Company recorded the beneficial conversion feature associated with these additional debentures in the amount of $16,173 as interest expense on June 29,2002. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share.

   On December 17, 2001, the company raised $5,000,000 in a private placement of the 6% Debenture to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400 system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

   PYC Corporation is entitled to receive interest payments at the rate of 6% per annum on the outstanding principal amount of the 6% Debenture. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the 6% Debenture. The Company increased the principal of the 6% Debenture in the amount of $9,863 of accrued interest on December 29, 2001. The principal amount of the 6% Debenture, together with all accrued but unpaid interest, is due and payable on May 1, 2005. The holder of the 6% Debenture has the option, at any time prior to May 1, 2005, to convert the 6% Debenture, in whole or in part, into shares of the Company's common stock at a price of $3.25 per share. If any shares of common stock or securities convertible into shares of common stock are issued at an effective price lower than $3.25 per share (as adjusted and subject to certain exclusions), then the conversion price of the 6% Debenture will be automatically adjusted to that lower price.

   The Company may redeem any portion of the 6% Debenture at any time, provided that the average closing bid price per share of the Company's common stock as reported on the American Stock Exchange for the twenty (20) consecutive trading days prior to the date of the redemption notice is at least 175% of the conversion price. The redemption price will be 105% of the outstanding principal amount of the 6% Debenture being redeemed, along with accrued but unpaid interest. In addition, so long as 50% of the outstanding principal amount of the 6% Debenture originally issued is outstanding and subject to certain exceptions, the registrant may not incur more than $10,000,000 in indebtedness after December 17, 2001.

   The securities sold in the offering have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission, no later than May 16, 2002, a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

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

   A summary of stock option activity is as follows:

                                   Fiscal 1999               Fiscal 2000                Fiscal 2001
                            ------------------------- -------------------------- --------------------------
                             Number   Range of Option  Number    Range of Option  Number    Range of Option
                            of Shares Price per Share of Shares  Price per Share of Shares  Price per Share
                            --------- --------------- ---------  --------------- ---------  ---------------
Options outstanding,
  beginning of year........  913,092   $0.40--$9.75     911,717   $0.40--$9.00   1,113,817   $ 0.40--$9.00
Granted....................  263,000   $2.13--$4.88     401,000   $2.69--$5.94      85,000   $ 3.68--$4.85
Exercised..................  (64,500)  $0.40--$3.00    (126,500)  $0.40--$3.00     (65,500)  $ 0.40--$3.00
Forfeited.................. (199,875)  $2.13--$9.75     (72,400)  $2.13--$9.00    (210,610)  $ 2.68--$9.00

Options outstanding, end of
  year.....................  911,717   $0.40--$9.00   1,113,817   $0.40--$9.00     922,707   $2.125--$9.00
Options exercisable........  445,468   $0.40--$9.00     504,871   $0.40--$9.00     516,364   $2.125--$9.00
Options available for grant        0                    140,058                    157,518
Weighted average fair value
  of options granted during
  the year.................            $       1.28               $       1.81               $        2.06


   The Company accounts for stock options under APB No. 25. Upon exercise of the options, the net proceeds, including the tax benefit realized, are credited to equity.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

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

                                       Fiscal 1999  Fiscal 2000  Fiscal 2001
                                       -----------  -----------  -----------
  Net Loss
     As Reported...................... $(7,548,642) $(7,777,252) $(9,108,551)
     Pro Forma........................ $(7,886,413) $(8,186,825) $(9,526,488)
  Basic and Diluted Net Loss Per Share
     As Reported...................... $      (.97) $      (.97) $      (.94)
     Pro Forma........................ $     (1.02) $     (1.02) $      (.98)

   Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Fiscal 1999 Fiscal 2000 Fiscal 2001
                                   ----------- ----------- -----------
          Dividend Rate...........          0%          0%          0%
          Volatility..............         48%         48%         53%
          Risk Free Interest Rate.       5.00%       5.00%       4.60%
          Expected Life of Options 7.00 years  5.00 years  5.00 years

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

(13)  Net Loss per Share

   Basic and diluted net loss per share were calculated as follows:

                                          1999         2000         2001
                                       -----------  -----------  -----------
  Net loss............................ $(7,548,642) $(7,777,252) $(9,108,551)
  Weighted average shares.............   7,749,040    8,001,204    9,706,836
                                       -----------  -----------  -----------
  Basic and Diluted net loss per share $     (0.97) $     (0.97) $     (0.94)
                                       ===========  ===========  ===========

   The computation of diluted earnings per share for fiscal 1999, 2000 and 2001 excludes the effect of assuming the exercise of all outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during these years.

                   PHOTOELECTRON CORPORATION AND SUBSIDIARY

(14)  Quarterly Financial Information (Unaudited)

                                                                     Three Months Ended
                                           ----------------------------------------------------------------------
                                           April 1  July 1   Sep. 30  Dec. 30  March 31 June 30  Sep. 29  Dec. 29
                                            2000     2000     2000     2000      2001    2001     2001     2001
                                           -------  -------  -------  -------  -------- -------  -------  -------
                                                            (In thousands, except per share data)
Statement of Operations Data:
Revenues.................................. $   423  $   530  $   168  $   308  $    85  $   518  $   158  $   236
Gross Profit..............................     313      300      106      192       25      189       67      118
Income (loss) before extraordinary items
 and cumulative effect of changes in
 accounting...............................  (1,495)  (2,277)  (1,843)  (2,161)  (2,261)  (2,118)  (2,512)  (2,217)
    Net loss.............................. $(1,495)  (2,277)  (1,843)  (2,161)  (2,261)  (2,118)  (2,512)  (2,217)
                                           =======  =======  =======  =======  =======  =======  =======  =======
Basic and diluted income (loss) per share:
    Net loss..............................    (.19)    (.29)    (.23)    (.25)    (.25)    (.22)    (.25)    (.22)
                                           =======  =======  =======  =======  =======  =======  =======  =======
Weighted average common shares
 outstanding..............................   7,787    7,844    7,874    8,500    9,202    9,768    9,912    9,944
                                           =======  =======  =======  =======  =======  =======  =======  =======

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2002.

                                               PHOTOELECTRON CORPORATION

                                               By:     /s/  PETER M. NOMIKOS
                                                   -----------------------------
                                                         Peter M. Nomikos
                                                   President and Chief Executive
                                                              Officer

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter M. Nomikos and Timothy W. Baker, and each of them, his true and lawful proxies, attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and title with the SEC any and all amendments to this Annual Report on Form 10-K, together with all exhibits thereto, (ii) act, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them and his and their substitute or substitutes, full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  PETER M. NOMIKOS     President, Chief Executive    March 28, 2002
-----------------------------   Officer and Chairman of the
      Peter M. Nomikos          Board of Directors
                                (Principal Executive
                                Officer)

    /s/  TIMOTHY W. BAKER     Executive Vice President,     March 28, 2002
-----------------------------   Chief Financial Officer and
      Timothy W. Baker          Chief Operating Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)

  /s/  ROGER D. WELLINGTON    Director                      March 28, 2002
-----------------------------
     Roger D. Wellington

     /s/  LEONARD LASTER      Director                      March 28, 2002
-----------------------------
     Dr. Leonard Laster

    /s/  THOMAS J. MILLER     Director                      March 28, 2002
-----------------------------
      Thomas J. Miller

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

     ***4.4   Loan Agreement between the Company and PYC Corporation dated November 15, 1999 and
              Exhibits thereto

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

   *****4.9   Stock Purchase Agreement by and between Photoelectron Corporation and Johnson & Johnson
              Development Corporation dated as of February 5, 2001.

*******4.10   Form of 10% Senior Convertible Debenture issued by the Company.

 ******4.11   Form of 6% Senior Convertible Debenture issued by the Company.

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

     *10.10   Clinical Trial Agreement dated as of August 1, 1992, as amended, between the General
              Hospital Corporation, Nicholas T. Zervas, M. D. and the Company.
     *10.11   Investigational Treatment Agreement dated as of September 1, 1994 between the General
              Hospital Corporation, Rees G. Cosgrove, M.D. and the Company.
     *10.12   Clinical Research Agreement dated as of April 1, 1995, as amended, between the Brigham and Women's Hospital Corporation, Peter Black, M.D. and the Company.
     *10.13   Clinical Trial Agreement dated as of January 1, 1995 between the Tokyo Women's Medical
              College, Kintomo Takakura, M.D. and the Company.
     *10.14   Clinical Trial Agreement dated December 13, 1995, as amended, between the Company and
              Toshiba Medical Systems Co., Ltd.
     *10.15   Clinical Research Agreement dated as of November 1, 1995 between The Royal Free
              Hampstead (NHS), Felix Senanayake, M.D. and the Company.
     *10.16   Forms of Medical Advisory Board Agreements between the Company and members of its
              Medical Advisory Board.
   ***10.17   Development and Distribution Agreement between the Company and Carl Zeiss Oberkochen dated August 21, 1999 and exhibits thereto (portions of Page 2 of Schedule 1 and Pages 1-8 of
              Schedule 4.3(a) of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).
   ***10.18   SNN Member Agreement between the Company and Surgical Navigation Specialists Inc.
              dated June 30, 1999 and exhibits thereto.
 *****10.19   Agreement between Cordis Corporation and Photoelectron Corporation dated February 5,
              2001 (Portions of Section VIIIA, Section IXA, Section XIV, Exhibit B, Exhibit C, Exhibit D
              and Exhibit G of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC).
      *21.1   Subsidiaries of the Company.
*******23.1   Consent of independent accountants.
*******24.1   Power of Attorney (including in signature page to this Form 10-K).
*******99.1   Letter to Commission pursuant to temporary note 3T.

--------
      * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-14541) and incorporated herein by reference.
     ** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference. *** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference. **** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference
  ***** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
 ****** Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 27, 2001 and incorporated herein by reference. ******* Filed herewith.