Form 10-Q
period 2002-03-30
PHOTOELECTRON CORP
filed 2002-05-09
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 30, 2002

                                               OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________________.

                         COMMISSION FILE NUMBER 0-21667

                            PHOTOELECTRON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                  MASSACHUSETTS                           04-3035323
         (State or Other Jurisdiction of                (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

                    5 FORBES ROAD                             02421
              LEXINGTON, MASSACHUSETTS                     (Zip code)
      (Address of Principal Executive Offices)

                                 (781) 861-2069
              (Registrant's Telephone Number, Including Area Code)

                               ------------------

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               ------------------

     9,994,808 shares of Common Stock, $.01 par value, were outstanding as of May 6, 2002

                            PHOTOELECTRON CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 30, 2002

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I--  FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements...............................................................     3

          Consolidated Balance Sheets at March 30, 2002 and December 29, 2001.............................     3

          Consolidated Statements of Operations for the Three Months Ended March 30, 2002 and
          March 31, 2001..................................................................................     4

          Consolidated Statements of Cash Flow for the Three Months Ended March 30, 2002 and
          March 31, 2001..................................................................................     5

          Notes to Unaudited Consolidated Financial Statements............................................     6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations...........     8

Item 3    Quantitative and Qualitative Disclosures About Market Risk......................................    11

PART II-- OTHER INFORMATION

Item 1    Legal Proceedings...............................................................................    12

Item 2    Changes in Securities and Use of Proceeds.......................................................    12

Item 3    Defaults upon Senior Securities.................................................................    12

Item 4    Submission of Matters to a Vote of Security Holders.............................................    12

Item 5    Other Information...............................................................................    12

Item 6    Exhibits and Reports on Form 8-K................................................................    12

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 30,        December 29,
                                                                                       ---------        ------------
                                                                                          2002              2001
                                                                                          -----             ----
                                                                                       (Unaudited)
                                       ASSETS
Current Assets:
     Cash and cash equivalents....................................................     $   2,194,373     $   4,007,547
     Accounts receivable..........................................................           332,664           277,674
     Inventories..................................................................         1,614,855         1,656,889
     Prepaid expenses.............................................................           354,114           198,289
     Held to maturity investments.................................................         1,601,664         1,594,166
                                                                                       -------------     -------------
          Total current assets....................................................         6,097,670         7,734,565
                                                                                       =============     =============
Property and Equipment:
     Computer equipment...........................................................         1,026,534         1,026,534
     Lab and production equipment.................................................         1,218,031         1,188,131
     Clinical site equipment......................................................           875,122           875,122
     Sales demo equipment.........................................................           148,450           148,450
     Furniture and fixtures.......................................................           183,104           183,104
     Leasehold improvements.......................................................           866,230           866,230
                                                                                       -------------     -------------
     Property and equipment.......................................................         4,317,471         4,287,571
     Less--Accumulated depreciation and amortization..............................         3,945,935         3,849,728
                                                                                       -------------     -------------
     Net property and equipment...................................................           371,536           437,843
                                                                                       -------------     -------------
Other Assets:
     Deferred offering costs, net.................................................           971,216         1,030,444
                                                                                       -------------     -------------
          Total assets............................................................     $   7,440,422     $   9,202,852
                                                                                       =============     =============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable.............................................................     $     354,025     $     298,182
     Accrued expenses.............................................................           494,695           659,360
     Accrued payroll and benefits.................................................           159,067           171,712
                                                                                       -------------     -------------
          Total current liabilities...............................................     $   1,007,787     $   1,129,254
                                                                                       =============     =============
Long Term Liabilities
     Senior convertible debentures................................................        15,229,079        15,024,333
                                                                                       -------------     -------------
Commitments and Contingencies
Shareholders' Deficit:
     Preferred stock, $0.01 par value
          Authorized--2,500,000
          Issued and outstanding--none at March 30, 2002 and December 29, 2001,
             respectively ........................................................               --                --
     Common stock, $0.01 par value
          Authorized--20,000,000
          Issued and outstanding--9,980,708 and 9,947,418 at March 30, 2002 and
             December 29, 2001, respectively......................................            99,807            99,474
     Capital in excess of par value common stock..................................        48,462,195        48,374,531
     Deferred compensation........................................................          (44,181)          (77,298)
     Accumulated deficit..........................................................      (57,314,265)      (55,347,442)
                                                                                       -------------     -------------
          Total shareholders' deficit.............................................       (8,796,444)       (6,950,735)
                                                                                       -------------     -------------
          Total liabilities and shareholders' deficit.............................     $   7,440,422     $   9,202,852
                                                                                       =============     =============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                       -------------------------
                                                   March 30, 2002 March 31, 2001
                                                    (Unaudited)    (Unaudited)
Revenues...........................................  $    402,674   $     84,800
Cost of Goods Sold.................................       156,603         59,561
                                                     ------------   ------------
Gross Margin ......................................       246,071         25,239
                                                     ------------   ------------
Operating Expenses:
     Research and development expenses.............       995,236        874,318
     Sales, general and administrative expenses....       915,501      1,249,698
                                                     ------------   ------------
          Total operating expenses.................     1,910,737      2,124,016
                                                     ------------   ------------
          Operating loss...........................   (1,664,666)    (2,098,777)
                                                     ------------   ------------
Interest income....................................        21,355         94,485
Interest expense...................................     (323,510)      (256,464)
                                                     ------------   ------------
Interest expense, net..............................     (302,155)      (161,979)
                                                     ------------   ------------
Net loss ..........................................  $(1,966,821)   $(2,260,756)
                                                     ============   ============
Basic and diluted net loss per share...............  $     (0.20)   $     (0.25)
                                                     ============   ============
Weighted average basic and diluted shares..........     9,959,777      9,201,818

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      Three Months Ended
                                                                                    ---------------------
                                                                                 March 30, 2002  March 31, 2001
                                                                                 --------------  --------------
                                                                                  (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net loss....................................................................    $(1,966,821)   $(2,260,756)
      Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization..........................................          96,207        128,379
          Noncash amortization of offering expenses..............................          76,147         61,468
          Noncash compensation expense...........................................           2,404         23,312
          Noncash interest expense on 10% convertible debt.......................         248,716        256,464
          Noncash interest expense on 6% convertible debt........................          74,794            --
        Changes in current accounts--
         Inventories.............................................................          42,034       (62,866)
         Accounts receivable.....................................................        (54,990)         50,070
         Prepaid expenses........................................................       (155,825)       (89,270)
         Accounts payable........................................................          55,843        175,467
         Accrued expenses and accrued payroll and benefits.......................       (177,310)      (219,279)
                                                                                     ------------   ------------
             Net cash used in operating activities...............................     (1,758,801)    (1,937,011)
                                                                                     ------------   ------------
Cash flows from investing activities:
     Proceeds from (purchase of) held to maturity investments....................         (7,498)      2,189,472
     Purchases of equipment and leasehold improvements...........................        (29,900)        (6,682)
                                                                                     ------------   ------------
             Net cash provided by (used in) investing activities.................        (37,398)      2,182,790
                                                                                     ------------   ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock......................................           9,221      3,871,871
     Deferred offering expenses .................................................        (26,196)            --
                                                                                         --------   ------------
             Net cash provided by financing activities...........................        (16,975)      3,871,871
                                                                                         --------   ------------
Increase (decrease) in cash and cash equivalents.................................     (1,813,174)      4,117,650
Cash and cash equivalents, beginning of period...................................       4,007,547        662,857
                                                                                     ------------   ------------
Cash and cash equivalents, end of period.........................................    $  2,194,373   $  4,780,507
                                                                                     ============   ============
Noncash financing activities:
     Conversion of 10% convertible debentures to common stock....................    $    118,764   $    584,728
                                                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                            PHOTOELECTRON CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Unaudited Results

         The interim unaudited consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 29, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Net Loss Per Share

         During the first three months of 2002 and 2001, basic and diluted net loss per share were calculated as follows:

                                          March 30, 2002     March 31, 2001
                                          --------------     ---------------
      Basic and Diluted:
           Net loss....................      $(1,966,821)       $(2,260,756)
           Weighted average shares.....         9,959,777          9,201,818
           Basic net loss per share....      $     (0.20)       $     (0.25)

         The computation of diluted earnings per share for March 30, 2002 and March 31, 2001 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of March 30, 2002, there were 972,207 of such options outstanding, with exercise prices ranging from $2.125-$9.00 per share with expiration dates ranging from June 1, 2002 to July 31, 2011. As of March 30, 2002, there were securities convertible into 5,083,615 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share with expiration dates ranging from May 1, 2003 to September 1, 2005.

3.  Senior Convertible Debt

         On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% senior convertible debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400(TM) system cancer treatment products, for the development of an X-SEED(TM) intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

         PYC Corporation is entitled to receive interest payments at the rate of 6% per annum on the outstanding principal amount of the 6% Debenture. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the 6% Debenture. The Company exercised that option, and added an aggregate of $74,794 to the outstanding principal amount of the 6% Debenture, for the three months ended March 30, 2002.

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

         The Company may redeem any portion of the 6% Debenture at any time, provided that the average closing bid price per share of the Company's common stock as reported on the American Stock Exchange for the twenty (20) consecutive trading days prior to the date of the redemption notice is at least 175% of the conversion price. The redemption price will be 105% of the outstanding principal amount of the 6% Debenture being redeemed, along with accrued but unpaid interest. In addition, so long as 50% of the outstanding principal amount of the 6% Debenture originally issued is outstanding and subject to certain exceptions, the Company may not incur more than $10,000,000 in indebtedness after December 17, 2001.

         The securities sold in the offering have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

                          PART I: FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "expects," "anticipates," "believes" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to various risks and uncertainties, including those referred to in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001, that could cause actual future results and events to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

         The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of March 30, 2002, the Company had an accumulated deficit of approximately $57 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year. The Company anticipates that its research and development expenses will increase during 2002 to support continued development.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

         Revenue. The Company had revenues of $402,674 in the first three months of 2002, as compared with $84,800 in the first three months of 2001. The 2002 revenue reflects the sale of the Company's INTRABEAM(TM) system for Intra-Operative

Radiation Therapy (IORT) along with shipments of LASER-X(TM), the Company's x-ray source for industrial applications. The 2001 revenue reflects the first commercial sales of LASER-X combined with the shipment of a Photon Radiosurgery System (the "PRS") upgrade.

         Research and development expenses. The Company's research and development expenses increased by $120,918 from $874,318 in the first three months of 2001 to $995,236 in the first three months of 2002. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy (X-SEED(TM)) and x-ray fluorescence systems (LASER-X).

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $334,197 from $1,249,698 in the first three months of 2001 to $915,501 in the first three months of 2002. The decrease is primarily attributable to a reduction in direct marketing programs and personnel.

         Interest income. Interest income decreased by $73,130 from $94,485 in the first three months of 2001 to $21,355 in the first three months of 2002. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

         Interest expense. Interest expense increased by $67,046 from $256,464 in the first three months of 2001 to $323,510 in the first three months of 2002. The change resulted from an increase in amounts borrowed, which is primarily attributable to the sale by the Company of a 6% senior convertible debenture to PYC Corporation in December 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has expended substantial funds to research and develop the PRS, the INTRABEAM, LASER-X, X-SEED and other potential products, conduct clinical trials, pursue regulatory approvals, establish commercial scale manufacturing in its own facilities or in the facilities of others, and market the PRS, INTRABEAM, LASER-X, X-SEED and other products. The Company anticipates it will continue to expend substantial funds in the future on such activities as such funds become available.

         Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $36.6 million and its initial public offering with net proceeds of $16,818,854.

         Consolidated working capital was $5,089,883 at March 30, 2002, compared with $6,605,311 at December 29, 2001. Included in working capital are cash and cash equivalents of $2,194,373 at March 30, 2002, compared with $4,007,547 at December 29, 2001, and investments held to maturity of $1,601,664 at March 30, 2002, compared with $1,594,166 at December 29, 2001. Held to maturity investments consist of investment grade commercial paper with maturities generally less than 120 days. During the first three months of 2002, the Company used $1,758,801 of cash for operating activities as compared to $1,937,011 for the first three months of 2001.

         The Company used $29,900 of cash in the first three months of 2002 for fixed assets and leasehold improvements associated with its facility.

         The Company received $9,221 of cash in the first three months of 2002 from the exercise of stock options to purchase common stock.

         In June 2000, the Company issued in a private placement $10,458,909 of 10% senior convertible debentures. The Company used the net proceeds of the private placement for general and administrative expenses, refinancing of $2,312,755 of short-term debt bridge financing provided by PYC Corporation and $786,153 due under an 8% Subordinated Convertible Demand Note to Peter M. Nomikos, and for general corporate purposes, including, without limitation, to support the accelerated testing and marketing of the Company's new products.

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

         On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% senior convertible debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400(TM) system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

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

         The Company may redeem any portion of the 6% Debenture at any time, provided that the average closing bid price per share of the Company's common stock as reported on the American Stock Exchange for the twenty (20) consecutive trading days prior to the date of the redemption notice is at least 175% of the conversion price. The redemption price will be 105% of the outstanding principal amount of the 6% Debenture being redeemed, along with accrued but unpaid interest. In addition, so long as 50% of the outstanding principal amount of the 6% Debenture originally issued is outstanding and subject to certain exceptions, the Company may not incur more than $10,000,000 in indebtedness after December 17, 2001.

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

         The securities sold in the offering have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

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

         The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the next nine months. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% Debenture issued in December 2001. The Company will have to raise additional capital for fiscal 2003 unless revenues are greater than anticipated. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

         The Company has a commitment under an operating lease agreement for office space to make payments of approximately $352,360 in 2002. At the Company's option, as interest comes due under the senior convertible debt instruments it may be added to principal, so that no cash payments will be required until May 2005, when all outstanding principal and accrued interest will be due.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes in the market risk associated with the Company's financial instruments. The Company is exposed to market risk from changes in interest rates, which may adversely affect the Company's financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its regular operating and financial activities. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.
                                      11

                           PART II: OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

         Not Applicable

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5:   OTHER INFORMATION

         Not Applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   Exhibits

         None

         (B)   Reports on Form 8-K

         On February 6, 2002, the Company filed a Current Report on Form 8-K with a copy of a press release announcing the election of Peter M. Nomikos, its Chairman of the Board, to the additional posts of President and Chief Executive Officer, the election of Timothy W. Baker, the Company's Executive Vice President and Chief Financial Officer, to the additional post of Chief Operating Officer, and the resignation of Euan S. Thomson as President, Chief Executive Officer and a Director.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHOTOELECTRON CORPORATION

                                             By: /s/ Timothy W. Baker
                                                 --------------------
                                                 Timothy W. Baker
                                                 Executive Vice President, Chief
                                                 Financial Officer and Chief
                                                 Operating Officer

Dated:  May 9, 2002