Form 10-Q
period 2002-06-29
PHOTOELECTRON CORP
filed 2002-08-19
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 29, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________________.


                         COMMISSION FILE NUMBER 0-21667

                            PHOTOELECTRON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                    MASSACHUSETTS                              04-3035323
           (State or Other Jurisdiction of                  (I.R.S. Employer
           Incorporation or Organization)                  Identification No.)

               9 EXECUTIVE PARK DRIVE                             01862
                 NORTH BILLERICA, MA                           (Zip code)
      (Address of Principal Executive Offices)

                                 (978) 670-8777
              (Registrant's Telephone Number, Including Area Code)

                               _________________

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                               __________________

     10,052,351 shares of Common Stock, $.01 par value, were outstanding as of August 14, 2002

                           PHOTOELECTRON CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 29, 2002

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I--    FINANCIAL INFORMATION

Item 1      Condensed Consolidated Financial Statements ....................................................         3

            Condensed Consolidated Balance Sheets at June 29, 2002 and December 29, 2001 ...................         3

            Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 29,
            2002 and June 30, 2001 .........................................................................         4

            Condensed Consolidated Statements of Cash Flow for the Six Months Ended June 29, 2002 and
            June 30, 2001 ..................................................................................         5

            Notes to Unaudited Consolidated Financial Statements ...........................................         6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations ..........         8

Item 3      Quantitative and Qualitative Disclosures About Market Risk .....................................        11


PART II--   OTHER INFORMATION

Item 1      Legal Proceedings ..............................................................................        12

Item 2      Changes in Securities and Use of Proceeds ......................................................        12

Item 3      Defaults upon Senior Securities ................................................................        12

Item 4      Submission of Matters to a Vote of Security Holders ............................................        12

Item 5      Other Information ..............................................................................        12

Item 6      Exhibits and Reports on Form 8-K ...............................................................        12

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 29,       December 29,
                                                                                        --------       ------------
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                      (Unaudited)
                                       ASSETS

Current Assets:
     Cash and cash equivalents ....................................................    $   2,394,233     $   4,007,547
     Accounts receivable ..........................................................          401,480           277,674
     Inventories ..................................................................        1,583,480         1,656,889
     Prepaid expenses .............................................................          338,126           198,289
     Held to maturity investments .................................................               --         1,594,166
                                                                                       -------------     -------------
          Total current assets ....................................................        4,717,319         7,734,565
                                                                                       =============     =============
Property and Equipment:
     Computer equipment ...........................................................        1,026,534         1,026,534
     Lab and production equipment .................................................        1,263,574         1,188,131
     Clinical site equipment ......................................................          875,122           875,122
     Sales demo equipment .........................................................          148,450           148,450
     Furniture and fixtures .......................................................          183,104           183,104
     Leasehold improvements .......................................................          866,230           866,230
                                                                                       -------------     -------------
     Property and equipment .......................................................        4,363,014         4,287,571
     Less--Accumulated depreciation and amortization ..............................        4,030,060         3,849,728
                                                                                       -------------     -------------
     Net property and equipment ...................................................          332,954           437,843
                                                                                       -------------     -------------
Other Assets:
     Deferred offering costs, net .................................................          887,226         1,030,444
                                                                                       -------------     -------------
          Total assets ............................................................    $   5,937,499     $   9,202,852
                                                                                       =============     =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable .............................................................    $     412,786     $     298,182
     Accrued expenses .............................................................          546,685           659,360
     Accrued payroll and benefits .................................................           57,371           171,712
                                                                                       -------------     -------------
          Total current liabilities ...............................................    $   1,016,842     $   1,129,254
                                                                                       =============     =============
Long Term Liabilities

     Senior convertible debentures ................................................       15,401,307        15,024,333
                                                                                       -------------     -------------
Commitments and Contingencies
Shareholders' Deficit:
     Preferred stock, $0.01 par value
          Authorized--2,500,000
          Issued and outstanding--none at June 29, 2002 and December 29, 2001,
             respectively .........................................................               --                --
     Common stock, $0.01 par value
          Authorized--20,000,000
          Issued and outstanding--10,020,162 and 9,947,418 at June 29, 2002 and
             December 29, 2001, respectively ......................................          100,202            99,474
     Capital in excess of par value common stock ..................................       48,611,119        48,374,531
     Deferred compensation ........................................................          (35,964)          (77,298)
     Accumulated deficit ..........................................................      (59,156,007)      (55,347,442)
                                                                                       -------------     -------------
          Total shareholders' deficit .............................................      (10,480,650)       (6,950,735)
                                                                                       -------------     -------------
          Total liabilities and shareholders' deficit .............................    $   5,937,499     $   9,202,852
                                                                                       =============     =============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                      Six Months Ended
                                                                ------------------                      ----------------
                                                         June 29, 2002      June 30, 2001      June 29, 2002        June 30, 2001
                                                         -------------      -------------      -------------        -------------
                                                          (Unaudited)        (Unaudited)        (Unaudited)          (Unaudited)
Revenues ...............................................       $   449,959        $   517,980        $   852,633        $   602,780
Cost of Goods Sold .....................................           285,558            329,342            442,161            388,903
                                                               -----------        -----------        -----------        -----------
Gross Margin ...........................................           164,401            188,638            410,472            213,877
Operating Expenses
     Research and development
        Expenses .......................................           974,722            929,356          1,969,958          1,803,674
     Sales, general and administrative
        Expenses .......................................           717,019          1,180,158          1,632,520          2,429,856
                                                               -----------        -----------        -----------        -----------
        Total operating expenses .......................         1,691,741          2,109,514          3,602,478          4,233,530
                                                               -----------        -----------        -----------        -----------
        Operating loss .................................        (1,527,340)        (1,920,876)        (3,192,006)        (4,019,653)
                                                               -----------        -----------        -----------        -----------
Interest income ........................................            15,641             66,192             36,996            160,679
Interest expense .......................................          (330,043)          (263,727)          (653,553)          (520,192)
                                                               -----------        -----------        -----------        -----------
Interest expense, net ..................................          (314,402)          (197,535)          (616,557)          (359,513)
                                                               -----------        -----------        -----------        -----------
Net loss ...............................................       $(1,841,742)       $(2,118,411)       $(3,808,563)       $(4,379,166)
                                                               ===========        ===========        ===========        ===========
Basic and diluted net loss per
   share ...............................................       $     (0.18)       $     (0.22)       $     (0.38)       $     (0.46)
                                                               ===========        ===========        ===========        ===========
Weighted average basic and
   diluted shares ......................................         9,996,359          9,768,592          9,978,068          9,485,205

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              Six Months Ended
                                                                      ---------------------------------
                                                                       June 29, 2002      June 30, 2001
                                                                      --------------     --------------
                                                                        (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net loss .........................................................   $  (3,808,563)     $ (4,379,166)
   Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization ..................................         180,332           247,735
    Noncash amortization of offering expenses ......................         151,641           111,323
    Noncash compensation expense ...................................          10,621            33,560
    Noncash interest expense on 10% convertible debt ...............         500,154           520,192
    Noncash interest expense on 6% convertible debt ................         153,399                --
   Changes in current accounts--
    Accounts receivable ............................................        (123,806)         (238,313)
    Inventories ....................................................          73,409          (110,583)
    Prepaid expenses ...............................................        (139,837)          (24,512)
    Accounts payable ...............................................         114,604           169,633
    Accrued expenses and accrued payroll and benefits ..............        (227,016)         (180,851)
      Net cash used in operating activities ........................      (3,115,062)       (3,850,982)
                                                                       -------------      ------------
Cash flows from investing activities:
   Proceeds from  held to maturity investments .....................       1,594,166         3,229,467
   Purchases of equipment and leasehold improvements ...............         (75,443)          (87,825)
                                                                       -------------      ------------
      Net cash provided by  investing activities ...................       1,518,723         3,141,642
                                                                       -------------      ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock ..........................           9,221         3,876,121
   Deferred offering expenses ......................................         (26,196)               --
                                                                       -------------      ------------
      Net cash provided by (used in) financing activities ..........         (16,975)        3,876,121
                                                                       -------------      ------------
Increase (decrease) in cash and cash equivalents ...................      (1,613,314)        3,166,781
                                                                       -------------      ------------
Cash and cash equivalents, beginning of period .....................       4,007,547           662,857
                                                                       -------------      ------------
Cash and cash equivalents, end of period ...........................   $   2,394,233      $  3,829,638
                                                                       -------------      ------------
Noncash financing activities:
   Conversion of 10% convertible debentures to common stock ........   $     276,579      $  1,519,252
                                                                       =============      ============

   The accompanying notes are an integral part of these financial statements.

                           PHOTOELECTRON CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

         The interim unaudited condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 29, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of June 29, 2002, the Company had an accumulated deficit of approximately $59 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the remainder of the year. The Company will have to raise additional capital for fiscal 2003 unless revenues are greater than anticipated. However, there is no assurance that it will be able to find additional financing on acceptable terms, if at all.

Significant Accounting Policies

         The significant accounting policies followed by the Company in preparing its financial statements are set forth in Note 1 to the financial statements included in its Form 10-K for the year ended December 29, 2001. The Company has made no changes to these policies during this quarter.

2.  Net Loss Per Share

         During the first six months of 2002 and 2001, basic and diluted net loss per share were calculated as follows:

                                                            Three Months Ended                     Six Months Ended
                                                        ---------------------------        --------------------------------
                                                      June 29, 2002   June 30, 2001      June 29, 2002      June 30, 2001
                                                     --------------- ----------------   ---------------  --------------------
     Basic:
          Net loss ................................      $(1,841,742)     $(2,118,411)      $(3,808,563)           (4,379,166)
          Weighted average shares .................        9,996,359        9,768,592         9,978,068             9,485,205
          Basic net loss per share ................      $     (0.18)     $     (0.22)      $     (0.38)          $     (0.46)

         The computation of diluted earnings per share for June 29, 2002 and June 30, 2001 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of June 29, 2002 and 2001, there were 902,367 and 1,005,707 of such options outstanding, respectively, with exercise prices ranging from $2.125-$9.00 per share with expiration dates ranging from March 18, 2003 to July 31, 2011. As of June 29, 2002, there were securities convertible into 4,896,207 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share with expiration dates ranging from May 1, 2003 to September 1, 2005.

3.  Senior Convertible Debt

         On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% senior convertible debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400(TM) system cancer treatment products, for the development of an X-SEED(TM) intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

         PYC Corporation is entitled to receive interest payments at the rate of 6% per annum on the outstanding principal amount of the 6% Debenture. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal amount of the 6% Debenture. The Company exercised that option, and added an aggregate of $78,605 and $153,399 to the outstanding principal amount of the 6% Debenture, for the three and six months ended June 29, 2002.

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

         The securities sold in the private placement have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission by September 30, 2002 a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

4.  Comprehensive Income (Loss)

         Comprehensive income (loss) approximates the net loss for all periods presented.

5.  Commitments and Contingencies

         On May 22, 2002, the Company entered into a lease agreement with the American Power Conversion Corporation for approximately 23,700 square feet of space at 9 Executive Park Drive in North Billerica, Massachusetts. The premises serve as the principal executive offices of the Company. The term of the lease agreement expires on August 31, 2007, but may be extended by the Company for an additional five-year term. The Company has commitments under this lease agreement to make payments of approximately $108,625 in 2002, $260,700 in each of 2003 through 2006, and $152,075 in 2007.

6.  Recent Accounting Pronouncements

         On December 30, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

7.  Subsequent Event

         On July 9, 2002, the Company filed an amendment to its Articles of Organization with the Massachusetts Secretary of the Commonwealth, which amendment increased the number of authorized shares of the Company's common stock from 20,000,000 to 25,000,000.

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

         Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. The Company has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The Company has established an intellectual property portfolio of twenty-three (23) U.S. patents and has thirteen (13) additional U.S. patents pending, all of which relate to the Company's core technology and use.

         The Company's business strategy is to identify opportunities in which its patented core technology can be used to gain access to new markets by means of strategic alliances with industry leaders. This strategy allows the Company to foster the development of multiple applications of its technology, while remaining focused on its core expertise of developing, manufacturing and marketing miniature x-ray systems. By joining with one or more industry leaders to develop an x-ray system to satisfy the needs of a specific market, the Company gains market and application expertise without having to internalize many of the costs and organizational overhead necessary to support the specific application. Leveraging the market expertise of these strategic relationships allows the Company to rapidly bring the technology to new markets. The Company plans to identify additional market opportunities that can both be linked to the core technology and present the opportunity to access the market through a strategic partner with application expertise and the sales and marketing organization necessary to drive market acceptance.

         The Company is currently pursuing initiatives in the industrial and medical markets with miniature x-ray systems designed for x-ray fluorescence analysis, intravascular radiation therapy, brachytherapy, radiosurgery, intra-operative radiation therapy, and instrumentation.

         On May 22, 2002, the Company entered into a lease agreement with the American Power Conversion Corporation for approximately 23,700 square feet of space at 9 Executive Park Drive in North Billerica, Massachusetts. The premises serve as the principal executive offices of the Company. The term of the lease agreement expires on August 31, 2007, but may be extended by the Company for an additional five-year term. This facility is suitable for the manufacture and assembly of the Company's products, research and development and corporate administration. The Company believes that the facility will be adequate to meet its foreseeable requirements through the expiration of the lease.

         On June 26, 2002, on recommendation of the Audit Committee of the Company's Board of Directors, the Company's Board of Directors dismissed Arthur Andersen LLP as the Company's independent public accountants.

         The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of June 29, 2002, the Company had an accumulated deficit of approximately $59 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year. The Company anticipates that its research and development expenses will increase during 2002 to support continued development.

Results of Operations

         Three Months Ended June 29, 2002 and June 30, 2001

         Revenue. The Company had revenues of $449,959 in the second quarter of 2002, as compared with $517,890 in the second quarter of 2001. The 2002 revenue reflects the sale of two INTRABEAM(TM) systems through the Company's distributor, Carl Zeiss AG, to health care centers in Italy, along with continued sales of the LASER-X(TM) industrial x-ray source. The 2001 revenue reflects the sale of two INTRABEAM systems and a PRS400(TM) core system, and sales of the LASER-X industrial x-ray source.

         Research and development expenses. The Company's research and development expenses increased by $45,366 from $929,356 in the second quarter of 2001 to $974,722 in the second quarter of 2002. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy (X-SEED(TM)) and x-ray fluorescence systems (LASER-X).

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $463,139 from $1,180,158 in the second quarter of 2001 to $717,019 in the second quarter of 2002. The decrease is primarily attributable to a reduction in direct marketing programs and personnel.

         Interest income. Interest income decreased by $50,551 from $66,192 in the second quarter of 2001 to $15,641 in the second quarter of 2002. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

         Interest expense. Interest expense increased by $66,316 from $263,727 in the second quarter of 2001 to $330,043 in the second quarter of 2002. The change resulted from an increase in amounts borrowed, which is primarily attributable to the sale by the Company of a $5,000,000 6% senior convertible debenture to PYC Corporation in December 2001.

         Six Months Ended June 29, 2002 and June 30, 2001

         Revenue. The Company had revenues of $852,633 in the first six months of 2002, as compared with $602,780 in the first six months of 2001. The 2002 revenue reflects shipments of the Company's LASER-X industrial x-ray source combined with the shipment of three INTRABEAM systems and Dosimetry product sales. The 2001 revenue reflects shipments of the Company's LASER-X industrial x-ray source combined with the shipment of two INTRABEAM systems, a Photon Radiosurgery System ("PRS") upgrade, a PRS400 core system and Dosimetry product sales.

         Research and development expenses. The Company's research and development expenses increased $166,284 from $1,803,674 in the first six months of 2001 to $1,969,958 in the first six months of 2002. The increase primarily represents the continued development of the new miniature x-ray sources for intravascular radiation therapy (X-SEED) and x-ray fluorescence systems (LASER-X).

         Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $797,336 from $2,429,856 in the first six months of 2001 to $1,632,520 in the first six months of 2002. The decrease is primarily attributable to a reduction in direct marketing programs and personnel.

         Interest income. Interest income decreased by $123,683 from $160,679 in the first six months of 2001 to $36,996 in the first six months of 2002. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

         Interest expense. Interest expense increased by $133,361 from $520,192 in the first six months of 2001 to $653,553 in the first six months of 2002. The change resulted from an increase in amounts borrowed, which is primarily attributable to the sale by the Company of a $5,000,000 6% senior convertible debenture to PYC Corporation in December 2001.

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

         Consolidated working capital was $3,700,477 at June 29, 2002, compared with $6,605,311 at December 29, 2001. Included in working capital are cash and cash equivalents of $2,394,233 at June 29 2002, compared with $4,007,547 at December 29, 2001. During the first six months of 2002, the Company used $3,115,062 of cash for operating activities as compared to $3,850,982 for the first six months of 2001.

         The Company used $75,443 of cash in the first six months of 2002 for lab and production equipment.

         The Company received an aggregate of $0 and $9,221 of cash from the exercise of stock options to purchase common stock for the three and six months ended June 29, 2002, respectively.

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

         The holders of the 10% senior convertible debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share. In the three and six months ended June 29, 2002, holders of $118,674 and $276,579 worth of debentures, respectively, exercised their option to convert such amounts of debentures into shares of the Company's common stock.

         On February 5, 2001, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million.

         On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% senior convertible debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors and Chief Executive Officer. The Company is using the net proceeds of the private placement for general and administrative expenses and for general corporate purposes, including, without limitation, to fund intra-operative radiation therapy for breast cancer clinical trials, for the sales and marketing of PRS400 system cancer treatment products, for the development of an X-SEED intravascular radiation therapy device, for brachytherapy product development, for the general support of clinical trials, and for further development of industrial applications and distribution alliances.

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

         The securities sold in the private placement have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission by September 30, 2002 a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

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

         The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the remainder of the year. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% Debenture issued in December 2001. The Company will have to raise additional capital for fiscal 2003 unless revenues are greater than anticipated. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

         The Company has commitments under an operating lease agreement for office space to make payments of approximately $108,625 in 2002, $260,700 in each of 2003 through 2006, and $152,075 in 2007.

Critical Accounting Policies

         In the Company's Form 10-K for the fiscal year ended December 29, 2001, the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, warranty reserve and inventory valuation. The Company considered the disclosure requirements of Financial Release ("FR") 60 ("FR-60") regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the three and six months ended June 29, 2002 that would warrant further disclosure under these releases.

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

                           PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

         Not Applicable

Item 2:  Changes in Securities and Use of Proceeds

         On July 9, 2002, the Company filed an amendment to its Articles of Organization with the Massachusetts Secretary of the Commonwealth, which amendment increased the number of authorized shares of the Company's common stock from 20,000,000 to 25,000,000.

Item 3:  Defaults upon Senior Securities

         Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         On June 14, 2002, the Company held its Special Meeting in Lieu of Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Peter M. Nomikos, Roger D. Wellington, Dr. Leonard Laster and Thomas
J. Miller (each with 6,621,030 affirmative votes and 238,524 votes withheld).

         The stockholders also approved an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,041,775 to 1,341,775 (with 6,448,306 shares voting for, 401,991 against and 9,257 abstaining).

         In addition, the stockholders approved an amendment to the Company's Articles of Organization to increase the number of authorized shares of common stock from 20,000,000 to 25,000,000 (with 6,688,348 shares voting for, 163,319 shares voting against and 7,887 abstaining).

Item 5:  Other Information

Subsequent Event

         On August 12, 2002, the Company engaged Deloitte & Touche LLP to serve as independent public accountants for the fiscal year ending December 28, 2002. The decision to engage Deloitte & Touche LLP was approved by the Company's Audit Committee of the Board of Directors under authority of the Company's Board of Directors.

Item 6:   Exhibits and Reports on Form 8-K.

         (A)  Exhibits

         No.       Description

         3.1       Articles of Organization of the Company, as amended

         10.1 Lease, dated May 22, 2002, between the Company and American Power Conversion Corporation

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (B)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Photoelectron Corporation

                                                   By: /s/ Timothy W. Baker
                                                       --------------------
                                                       Timothy W. Baker
                                                       President and Chief
                                                       Financial Officer

Dated: August 19, 2002

                                  EXHIBIT INDEX

Exhibit      Description
No.

3.1          Articles of Organization of the Company, as amended


10.1 Lease, dated May 22, 2002, between the Company and American Power Conversion Corporation

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002