Form 10-Q
period 2002-09-28
PHOTOELECTRON CORP
filed 2002-11-12
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 2002

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

                               ------------------

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                               ------------------

     10,055,902 shares of Common Stock, $.01 par value, were outstanding as of November 4, 2002

                            PHOTOELECTRON CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 28, 2002

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I--   FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements .................................................    3

           Condensed Consolidated Balance Sheets at September 28, 2002 and December 29, 2001 ...........    3

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
           September 28, 2002 and September 29, 2001 ...................................................    4

           Condensed Consolidated Statements of Cash Flow for the Nine Months Ended September 28,
           2002 and September 29, 2001 .................................................................    5

           Notes to Unaudited Condensed Consolidated Financial Statements ..............................    6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations .......    8

Item 3     Quantitative and Qualitative Disclosures About Market Risk ..................................   11

Item 4     Controls and Procedures .....................................................................   12

PART II--  OTHER INFORMATION

Item 1     Legal Proceedings ...........................................................................   13

Item 2     Changes in Securities and Use of Proceeds ...................................................   13

Item 3     Defaults upon Senior Securities .............................................................   13

Item 4     Submission of Matters to a Vote of Security Holders .........................................   13

Item 5     Other Information ...........................................................................   13

Item 6     Exhibits and Reports on Form 8-K ............................................................   13

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 28,        December 29,
                                                                                    -------------        ------------
                                                                                         2002                2001
                                                                                         ----                ----
                                                                                     (Unaudited)
                                       ASSETS
Current Assets:
     Cash and cash equivalents .................................................    $  1,451,482         $  4,007,547
     Accounts receivable .......................................................         186,120              277,674
     Inventories ...............................................................       1,457,828            1,656,889
     Prepaid expenses ..........................................................         118,633              198,289
     Held to maturity investments ..............................................              --            1,594,166
                                                                                    ------------         ------------
          Total current assets .................................................       3,214,063            7,734,565
                                                                                    ============         ============
Property and Equipment:
     Computer equipment ........................................................       1,026,534            1,026,534
     Lab and production equipment ..............................................       1,229,074            1,188,131
     Clinical site equipment ...................................................         875,122              875,122
     Sales demo equipment ......................................................         148,450              148,450
     Furniture and fixtures ....................................................         183,104              183,104
     Leasehold improvements ....................................................         107,254              866,230
                                                                                    ------------         ------------
     Property and equipment ....................................................       3,569,538            4,287,571
     Less--Accumulated depreciation and amortization ...........................       3,230,423            3,849,728
                                                                                    ------------         ------------
     Net property and equipment ................................................         339,115              437,843
                                                                                    ------------         ------------
Other Assets:
     Deferred offering costs, net ..............................................         808,972            1,030,444
                                                                                    ------------         ------------
          Total assets .........................................................    $  4,362,150         $  9,202,852
                                                                                    ============         ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable ..........................................................    $    378,169         $    298,182
     Accrued expenses ..........................................................         462,818              659,360
     Accrued payroll and benefits ..............................................          93,583              171,712
                                                                                    ------------         ------------
          Total current liabilities ............................................         934,570            1,129,254
                                                                                    ============         ============
Long Term Liabilities
     Senior convertible debentures .............................................      15,592,796           15,024,333
                                                                                    ------------         ------------
Commitments and Contingencies (Note 4)
Shareholders' Deficit:
     Preferred stock, $0.01 par value
          Authorized--2,500,000
          Issued and outstanding--none at September 28, 2002 and December 29,
             2001, respectively ................................................              --                   --
     Common stock, $0.01 par value
          Authorized--25,000,000 and 20,000,000 at September 28, 2002 and
             December 29, 2001 respectively ....................................
          Issued and outstanding--10,054,901 and 9,947,418 at September 28, 2002
             and December 29, 2001, respectively ...............................         100,549               99,474
     Capital in excess of par value common stock ...............................      48,757,583           48,374,531
     Deferred compensation .....................................................         (28,630)             (77,298)
     Accumulated deficit .......................................................     (60,994,718)         (55,347,442)
                                                                                    ------------         ------------
          Total shareholders' deficit ..........................................     (12,165,216)          (6,950,735)
                                                                                    ------------         ------------
          Total liabilities and shareholders' deficit ..........................    $  4,362,150         $  9,202,852
                                                                                    ============         ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended                       Nine Months Ended
                                       ---------------------------------       ---------------------------------
                                       September 28,       September 29,       September 28,       September 29,
                                       -------------       -------------       -------------       -------------
                                           2002                2001                2002                 2001
                                           ----                ----                ----                 ----
                                        (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenues ............................. $    448,258        $    157,585        $  1,300,891        $    760,365
Cost of Goods Sold ...................      285,133              90,825             727,294             479,728
                                       ------------        ------------        ------------        ------------
Gross Margin .........................      163,125              66,760             573,597             280,637
                                       ------------        ------------        ------------        ------------
Operating Expenses
     Research and development
        Expenses .....................      973,314           1,236,850           2,943,272           3,040,524
     Sales, general and administrative
        Expenses .....................      711,031           1,132,777           2,343,551           3,562,633
                                       ------------        ------------        ------------        ------------
        Total operating expenses .....    1,684,345           2,369,627           5,286,823           6,603,157
                                       ------------        ------------        ------------        ------------
        Operating loss ...............   (1,521,220)         (2,302,867)         (4,713,226)         (6,322,520)
Interest income ......................       12,956              31,284              49,952             191,963
Interest expense .....................     (330,447)           (241,082)           (984,000)           (761,274)
                                       ------------        ------------        ------------        ------------
Interest expense, net ................     (317,491)           (209,798)           (934,048)           (569,311)
                                       ------------        ------------        ------------        ------------
Net loss ............................. $ (1,838,711)       $ (2,512,665)       $ (5,647,274)       $ (6,891,831)
                                       ============        ============        ============        ============
Basic and diluted net loss per
   share ............................  $      (0.18)       $      (0.25)       $      (0.56)       $      (0.72)
                                       ============        ============        ============        ============
Weighted average basic and
   diluted shares ....................   10,049,749           9,912,370          10,001,961           9,627,677
                                       ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                   Nine Months Ended
                                                                                            -------------------------------
                                                                                            September 28,     September 29,
                                                                                            -------------     -------------
                                                                                                2002              2001
                                                                                                ----              ----
                                                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss ...........................................................................      $  (5,647,274)    $  (6,891,831)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization ....................................................            246,926           367,208
    Noncash amortization of offering expenses ........................................            226,883           160,879
    Noncash compensation expense .....................................................             11,767            44,041
    Noncash commission expense... ....................................................              9,174                --
    Noncash consulting expense... ....................................................              7,878             9,106
    Noncash interest expense on 10% convertible debt .................................            752,300           761,274
    Noncash interest expense on 6% convertible debt ..................................            231,700                --
  Changes in current accounts--
    Accounts receivable ..............................................................             91,554           105,997
    Inventories ......................................................................            199,061          (246,045)
    Prepaid expenses .................................................................             79,656            64,122
    Accounts payable .................................................................             79,987           347,830
    Accrued expenses and accrued payroll and benefits ................................           (274,671)         (183,714)
      Net cash used in operating activities ..........................................         (3,985,059)       (5,461,133)
                                                                                            -------------     -------------
Cash flows from investing activities:
  Proceeds from  held to maturity investments ........................................          1,594,166         3,972,770
  Purchases of equipment and leasehold improvements ..................................           (148,197)         (142,464)
                                                                                            -------------     -------------
      Net cash provided by investing activities ......................................          1,445,969         3,830,306
                                                                                            -------------     -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock .............................................              9,221         3,881,109
  Deferred offering expenses .........................................................            (26,196)         (177,377)
                                                                                            -------------     -------------
      Net cash provided by (used in) financing activities ............................            (16,975)        3,703,732
                                                                                            -------------     -------------
Increase (decrease) in cash and cash equivalents .....................................         (2,556,065)        2,072,905
                                                                                            -------------     -------------
Cash and cash equivalents, beginning of period .......................................          4,007,547           662,857
                                                                                            -------------     -------------
Cash and cash equivalents, end of period .............................................      $   1,451,482     $   2,735,762
                                                                                            -------------     -------------
Noncash financing activities:
   Conversion of 10% convertible debentures to common stock ..........................      $     415,537     $   1,568,241
                                                                                            =============     =============

   The accompanying notes are an integral part of these financial statements.

                            PHOTOELECTRON CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

         The interim unaudited condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, the unaudited information includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of the results expected for the full year. The interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 29, 2001 included in Photoelectron Corporation's (the "Company" or "PeC") Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 28, 2002, the Company had an accumulated deficit of approximately $61 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the remainder of the year. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% Debenture issued in December 2001. The Company has reached agreements in principle with Carl Zeiss and PYC Corporation to provide $500,000 each in a bridge financing, which the Company anticipates will provide sufficient cash to continue operations through the first quarter of 2003. The Company anticipates that the $500,000 to be provided by Carl Zeiss will be in the form of advance purchase orders under the existing distribution agreement between the Company and Carl Zeiss, and that the $500,000 to be provided by PYC Corporation will be under a line of credit secured by certain of the Company's assets. In order to continue operations, the Company will have to raise additional capital in fiscal 2003 unless revenues are greater than anticipated. The Company is currently reviewing potential financing options for the upcoming year. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

Significant Accounting Policies

         The significant accounting policies followed by the Company in preparing its financial statements are set forth in Note 1 to the financial statements included in its Form 10-K for the year ended December 29, 2001. The Company has made no changes to these policies during this quarter.

2.   Net Loss Per Share

         The computation of diluted earnings per share for September 28, 2002 and September 29, 2001 excludes the effect of assuming the exercise of certain outstanding stock options and the conversion of convertible securities because the effect would be anti-dilutive, due to the Company's net loss during the period. As of September 28, 2002 and September 29, 2001, there were 907,367 and 980,707 of such options outstanding, respectively, with exercise prices ranging from $2.125-$9.00 per share and with expiration dates ranging from March 18, 2003 to July 31, 2012. As of September 28, 2002, there were securities convertible into 4,953,596 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share and with expiration dates ranging from May 1, 2003 to September 27, 2007. As of September 29, 2001, there were securities convertible into 3,459,055 shares of common stock, with conversion prices ranging from $2.45-$4.74 per share and with expiration dates ranging from January 27, 2002 to June 30, 2005.

3.  Comprehensive Income (Loss)

         Comprehensive income (loss) approximates the net loss for all periods presented.

4.  Commitments and Contingencies

         On May 22, 2002, the Company entered into a lease agreement with the American Power Conversion Corporation for approximately 23,700 square feet of space at 9 Executive Park Drive in North Billerica, Massachusetts. In July 2002, the Company relocated to the new facility which now serves as the principal offices of the Company. The term of the lease agreement expires on August 31, 2007, but may be extended by the Company for an additional five-year term. The Company has commitments under this lease agreement to make payments of approximately $108,625 in 2002, $260,700 in each of 2003 through 2006, and $152,075 in 2007.

5.  Recent Accounting Pronouncements

         On December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB 30 related to the disposal of a segment of a business. The adoption of this statement did not have a significant effect on the Company's financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for such activities that are initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 is not expected to have any effect on the Company's results of operations or financial position upon adoption.

6.  Other Events

         Effective August 21, 2002, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Carl-Zeiss-Ziftung, dba Carl Zeiss, a trust foundation organized and existing under the laws of Germany ("Carl Zeiss"). The Distribution Agreement appoints Carl Zeiss as exclusive worldwide (other than Japan) distributor of the Company's Photon Radiosurgery System ("PRS") and the Company's INTRABEAM(TM) intra-operative radiosurgery system that combines the PRS with a counterbalanced surgical support stand and a set of applicators. Also included are all improvements, redesigns, successor models and other developments to such products and any device, component, part, accessory or consumable in or intended for use with any such product. The Distribution Agreement replaces the Development and Distribution Agreement with Carl Zeiss Oberkochen that expired August 21, 2002. Carl Zeiss has committed to certain minimum purchase requirements during the term of the Distribution Agreement

         Under an agreement with Cordis Corporation ("Cordis") dated as of February 5, 2001 (the "2001 Agreement"), the Company agreed to develop for Cordis a miniature x-ray source for intravascular radiation therapy (the "X-Ray System") that would be subsequently distributed by Cordis. Effective September 6, 2002, the Company and Cordis amended the 2001 Agreement (a) to grant the Company sole authority to determine the amount of resources it will devote from time to time to its development efforts under the 2001 Agreement, and (b) if the Company completes the product development efforts contemplated by the 2001 Agreement, to grant Cordis the option to proceed with the terms of the 2001 Agreement or, if Cordis elects not to proceed with the 2001 Agreement, to grant the Company the exclusive right to manufacture and distribute the X-Ray System.

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

         Established in 1989, the Company initially focused on research and development for the miniaturization of an x-ray system for cancer treatment. The Company has since expanded its development efforts and is now creating and adapting miniature x-ray systems for a variety of applications in healthcare and non-healthcare related markets. The Company has established an intellectual property portfolio of twenty-three (23) U.S. patents and has twelve (12) additional U.S. patents pending, all of which relate to the Company's core technology and use.

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

         The Company is currently pursuing initiatives in the medical and industrial markets with miniature x-ray systems designed for intra-operative radiation therapy, radiosurgery, intravascular radiation therapy, brachytherapy, and x-ray fluorescence analysis.

         On August 12, 2002, the Company engaged Deloitte & Touche LLP to serve as independent public accountants for the fiscal year ending December 28, 2002. The decision to engage Deloitte & Touche LLP was approved by the Company's Audit Committee of the Board of Directors under authority of the Company's Board of Directors.

         Effective August 21, 2002, the Company entered into a Distribution Agreement (the "Distribution Agreement") with Carl-Zeiss-Ziftung, dba Carl Zeiss, a trust foundation organized and existing under the laws of Germany ("Carl Zeiss"). The Distribution Agreement appoints Carl Zeiss as exclusive worldwide (other than Japan) distributor of the Company's Photon Radiosurgery System ("PRS") and the Company's INTRABEAM(TM) intra-operative radiosurgery system that combines the PRS with a counterbalanced surgical support stand and a set of applicators. Also included are all improvements, redesigns, successor models and other developments to such products and any device, component, part, accessory or consumable in or intended for use with any such product. The Distribution Agreement replaces the Development and Distribution Agreement with Carl Zeiss Oberkochen that expired August 21, 2002. Carl Zeiss has committed to certain minimum purchase requirements during the term of the Distribution Agreement.

         Under an agreement with Cordis Corporation ("Cordis") dated as of February 5, 2001 (the "2001 Agreement"), the Company agreed to develop for Cordis a miniature x-ray source for intravascular radiation therapy (the "X-Ray System") that would be subsequently distributed by Cordis. Effective September 6, 2002, the Company and Cordis amended the 2001 Agreement (a) to grant the Company sole authority to determine the amount of resources it will devote from time to time to its development efforts under the 2001 Agreement, and (b) if the Company completes the product development efforts contemplated by the 2001 Agreement, to grant Cordis the option to proceed with the terms of the 2001 Agreement or, if Cordis elects not to proceed with the 2001 Agreement, to grant the Company the exclusive right to manufacture and distribute the X-Ray System.

         The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 28, 2002, the Company had an accumulated deficit of approximately $61 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year.

Results of Operations

         Three Months Ended September 28, 2002 and September 29, 2001

         Revenue. The Company had revenues of $448,258 in the third quarter of 2002, as compared with $157,585 in the third quarter of 2001. The 2002 third quarter revenue reflects the sale of an INTRABEAM system through the Company's distributor, Carl Zeiss, to a leading neurological center in Poland combined with the sale of an INTRABEAM system upgrade to the Middlesex Hospital, London. In addition, during the quarter, the Company continued to achieve sales of LASER-X(TM), the Company's x-ray source for industrial x-ray fluorescence, as well as Dosimetry products for the characterization of small radiation sources. The 2001 revenue reflects the sale of a core PRS to the University of Heidleberg, Germany, combined with sales of the LASER-X industrial x-ray source.

         Gross margin. Gross margins for the third quarter of 2002 totaled $163,125 (36%) as compared to $66,760 (42%) for the third quarter of 2001. The increase in gross margin dollars reflects the $290,673 in increased revenue for the quarter. The decrease in gross margin percentage is due to product mix and the discounting of the sale price of the INTRABEAM system upgrade to the Middlesex Hospital, London.

         Research and development expenses. The Company's research and development expenses decreased by $263,536 from $1,236,850 in the third quarter of 2001 to $973,314 in the third quarter of 2002. The decrease primarily represents the completion of certain development projects coupled with lower expenditures associated with the development of the miniature x-ray sources for intravascular radiation therapy (X-SEED(TM)) and x-ray fluorescence systems (LASER-X).

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $421,746 from $1,132,777 in the third quarter of 2001 to $711,031 in the third quarter of 2002. The decrease is primarily attributable to a reduction in direct marketing programs and personnel as a result of the distribution arrangement in place with Carl Zeiss.

         Interest income. Interest income decreased by $18,328 from $31,284 in the third quarter of 2001 to $12,956 in the third quarter of 2002. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

         Interest expense. Interest expense increased by $89,365 from $241,082 in the third quarter of 2001 to $330,447 in the third quarter of 2002. The change resulted from an increase in amounts borrowed, which is primarily attributable to the sale by the Company of a $5,000,000 6% senior convertible debenture to PYC Corporation in December 2001.

         Nine Months Ended September 28, 2002 and September 29, 2001

         Revenue. The Company had revenues of $1,300,891 in the first nine months of 2002, as compared with $760,365 in the first nine months of 2001. The 2002 revenue reflects increased sales of the Company's INTRABEAM system for intra-operative radiation therapy, LASER-X industrial x-ray source and Dosimetry products.

         Gross margin. Gross margins for the nine months ended September 28, 2002 totaled $573,597 (44%) as compared to $280,637 (37%) for the nine months ended September 29, 2001. The increase in gross margin dollars reflects the $540,526 in increased revenue for the nine month period. The increase in gross margin percentage is due to product mix and favorable system pricing as compared to the same period in 2001.

         Research and development expenses. The Company's research and development expenses decreased by $97,252 from $3,040,524 in the first nine months of 2001 to $2,943,272 in the first nine months of 2002. The decrease primarily represents the completion of certain development projects coupled with lower expenditures associated with the continued development of the miniature x-ray sources for intravascular radiation therapy (X-SEED) and x-ray fluorescence systems (LASER-X).

         Selling, general and administrative expenses. The Company's selling, general and administrative expenses decreased by $1,219,082 from $3,562,633 in the first nine months of 2001 to $2,343,551 in the first nine months of 2002. The decrease is primarily attributable to a reduction in direct marketing programs and personnel as a result of the distribution arrangement in place with Carl Zeiss.

         Interest income. Interest income decreased by $142,011 from $191,963 in the first nine months of 2001 to $49,952 in the first nine months of 2002. The decrease resulted from a decrease in amounts invested by the Company in conjunction with lower market interest rates.

         Interest expense. Interest expense increased by $222,726 from $761,274 in the first nine months of 2001 to $984,000 in the first nine months of 2002. The change resulted from an increase in amounts borrowed, which is primarily attributable to the sale by the Company of a $5,000,000 6% senior convertible debenture to PYC Corporation in December 2001.

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

         Since its inception, the Company has financed its operations through the issuance of convertible debt and equity in a series of private placements totaling approximately $36.6 million and its initial public offering with net proceeds of approximately $16.8 million.

         Consolidated working capital was $2,279,493 at September 28, 2002, compared with $6,605,311 at December 29, 2001. Included in working capital are cash and cash equivalents of $1,451,482 at September 28, 2002, compared with $4,007,547 at December 29, 2001. During the first nine months of 2002, the Company used $3,985,059 of cash for operating activities as compared to $5,461,133 for the first nine months of 2001.

         The Company used $148,197 of cash in the first nine months of 2002 for lab and production equipment, and leasehold improvements. The Company does not expect to expend significant funds for capital equipment for the remainder of the fiscal year.

         The Company received an aggregate of $0 and $9,221 of cash from the exercise of stock options to purchase common stock for the three and nine months ended September 28, 2002, respectively.

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

         The holders of the 10% senior convertible debentures are entitled to receive interest payments at the rate of 10% per annum on the outstanding principal amount of the debentures. At the option of the Company, interest may be paid when due by adding the amount payable to the outstanding principal of the debentures. The principal amount of the debentures, together with all accrued and unpaid interest, is due and payable on May 1, 2005. The holders of the debentures have the option, at any time prior to May 1, 2005, to convert the debentures, in whole or in part, into shares of the Company's common stock at a price of $4.00 per share. In the three and nine months ended September 28, 2002, holders of $138,957 and $415,537 worth of debentures, respectively, exercised their option to convert such amounts of debentures into shares of the Company's common stock.

         On February 5, 2001, Johnson & Johnson Development Corporation purchased 904,762 shares of the Company's common stock for an aggregate purchase price of $3.8 million.

         On December 17, 2001, the Company raised $5,000,000 in a private placement of a 6% senior convertible debenture (the "6% Debenture") to PYC Corporation, whose advisor, Peter M. Nomikos, is the Company's Chairman of the Board of Directors and Chief Executive Officer. The entire financial interest in PYC Corporation is held by adult members of Mr. Nomikos's family.

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

         The securities sold in the private placement have not been registered under the Securities Act of 1933 or the securities laws of any state. The offering was made in reliance upon the exemptions from the registration provisions afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company has agreed to use its best efforts to file with the Securities and Exchange Commission by December 31, 2002 a registration statement on Form S-3 with respect to the resale of shares of the Company's common stock issuable upon conversion of the 6% Debenture.

         The Company maintains medical product liability insurance policies which the Company believes contain reasonable deductibles and other ordinary and customary provisions. The Company believes that these policies cover such risks in such amounts as are reasonable and prudent under the circumstances, and the Company does not anticipate that claims under these policies, if any, will have a material adverse impact on the Company's liquidity or capital resources. Prior to commercial sale of its products, the Company obtained product liability insurance covering the commercial use of its products.

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

         The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the remainder of the year. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% Debenture issued in December 2001. The Company has reached agreements in principle with Carl Zeiss and PYC Corporation to provide $500,000 each in a bridge financing, which the Company anticipates will provide sufficient cash to continue operations through the first quarter of 2003. The Company anticipates that the $500,000 to be provided by Carl Zeiss will be in the form of advance purchase orders under the existing distribution agreement between the Company and Carl Zeiss, and that the $500,000 to be provided by PYC Corporation will be under a line of credit secured by certain of the Company's assets. In order to continue operations, the Company will have to raise additional capital in fiscal 2003 unless revenues are greater than anticipated. The Company is currently reviewing potential financing options for the upcoming year. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

         The Company has commitments under an operating lease agreement for office space to make payments of approximately $108,625 in 2002, $260,700 in each of 2003 through 2006, and $152,075 in 2007. The Company's senior convertible debentures, in the outstanding principal amount of $15,592,796 as of September 28, 2002, are due and payable on May 1, 2005.

Critical Accounting Policies

         In the Company's Form 10-K for the fiscal year ended December 29, 2001, the Company's most critical accounting policies and estimates upon which its financial status depends were identified as those relating to revenue recognition, warranty reserve and inventory valuation. The Company considered the disclosure requirements of Financial Release ("FR") 60 ("FR-60") regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the three and nine months ended September 28, 2002 that would warrant further disclosure under these releases.

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

Item 4:  Controls and Procedures

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date, October 17, 2002 (the "Evaluation Date"), within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company (including its consolidated subsidiary) is made known to them by others within the Company. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

Item 3:  Defaults upon Senior Securities

         Not Applicable

Item 4:  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5:  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K.

         (A)  Exhibits

         No.            Description
         ---            -----------
         10.1*          Distribution Agreement dated as of August 21, 2002 by
                        and between the registrant and Carl- Zeiss-Ziftung, dba
                        Carl Zeiss (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission)

         10.2* Amendment No. 1 to Agreement, dated as of September 6, 2002, by and between the registrant and Cordis Corporation

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2002 and incorporated herein by reference.

         (B)  Reports on Form 8-K

         On July 2, 2002, the Company filed a Current Report on Form 8-K announcing the dismissal of Arthur Andersen LLP as the Company's independent public accountants. On August 13, 2002, the Company filed a Current Report on Form 8-K announcing the Company's engagement of Deloitte & Touche LLP to serve as independent public accountants for the fiscal year ending December 28, 2002. The decision to engage Deloitte & Touche LLP was approved by the Company's Audit Committee of the Board of Directors under authority of the Company's Board of Directors.

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

                                           PHOTOELECTRON CORPORATION

                                           By: /s/ Timothy W. Baker
                                               --------------------
                                               Timothy W. Baker
                                               President and Chief Financial
                                               Officer


Dated:  November 12, 2002

                                 CERTIFICATIONS

I, Peter M. Nomikos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Photoelectron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                               /s/ Peter M. Nomikos
                                               --------------------
                                               Chief Executive Officer

I, Timothy W. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Photoelectron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                          /s/ Timothy W. Baker
                                          --------------------
                                          President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit     Description
No.
---

10.1* Distribution Agreement dated as of August 21, 2002 by and between the registrant and Carl-Zeiss-Ziftung, dba Carl Zeiss (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission)

10.2* Amendment No. 1 to Agreement, dated as of September 6, 2002, by and between the registrant and Cordis Corporation

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2002 and incorporated herein by reference.