Form 10-Q/A
period 2002-09-28
PHOTOELECTRON CORP
filed 2003-04-10
CIK 921960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

                               __________________

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

                               __________________

     10,055,902 shares of Common Stock, $.01 par value, were outstanding as of November 4, 2002

                                EXPLANATORY NOTE

This Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended September 28, 2002 and is being filed to reflect the restatement of our condensed consolidated financial statements as of September 28, 2002 and December 29, 2001, and for the periods ending September 28, 2002 and September 29, 2001. The restatement relates to premature revenue recognition pursuant to a single contract with a customer that was granted extended payment terms. The terms of the sale required a partial, non-refundable payment upon shipment, with the remaining balance due within twelve months from the date of shipment. These terms are not customary for the company and it has no history of successful collection for amounts due under extended payment terms. Therefore, the company determined, subsequent to the filing of the 10-Q, that the entire contract fee was not fixed and determinable until such time as the customer remits payment in full. Accordingly, revenue should not have been recognized in the three or nine-month periods ended September 28, 2002.

The significant effects of this restatement on the financial statements are presented in Note 7 to the condensed consolidated financial statements.

For the convenience of the reader, this Form 10-Q/A amends and restates the entire original filing on Form 10-Q made on November 12, 2002. However, the only changes to the original filing are (i) the addition of Note 7 to the condensed consolidated financial statements; (ii) the inclusion of new certifications as required by the Sarbanes-Oxley Act of 2002; and (iii) amendments to the following sections of the 10-Q:

..    The condensed consolidated financial statements in Item 1;

..    Note 1 to the condensed consolidated financial statements;

..    The "Overview" and "Results of Operations" sections of "Management's
     Discussion and Analysis of Financial Condition and Results of Operations" in Item 2;

..    The "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2;
     and

..    Item 4, "Controls and Procedures."

We have made no other changes to the previously filed Form 10-Q. Except for the new certifications required by the Sarbanes-Oxley Act of 2002 and Item 4, "Controls and Procedures," all information in this Form 10-Q/A is as of September 28, 2002 and no attempts have been made to modify or update other disclosures or any subsequent information or events other than disclosures relating to the restatement.

                            PHOTOELECTRON CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 28, 2002

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I--   FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements ............................     4

          Condensed Consolidated Balance Sheets at September 28, 2002 (Restated)
          and December 29, 2001 ..................................................     4

          Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 28, 2002 (Restated) and
          September 29, 2001 .....................................................     5

          Condensed Consolidated Statements of Cash Flow for the Nine Months
          Ended September 28, 2002 (Restated) and September 29, 2001 .............     6

          Notes to Unaudited Condensed Consolidated Financial Statements .........     7

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................    10

Item 3    Quantitative and Qualitative Disclosures About Market Risk .............    14

Item 4    Controls and Procedures ................................................    14

PART II--  OTHER INFORMATION

Item 1    Legal Proceedings ......................................................    15

Item 2    Changes in Securities and Use of Proceeds ..............................    15

Item 3    Defaults upon Senior Securities ........................................    15

Item 4    Submission of Matters to a Vote of Security Holders ....................    15

Item 5    Other Information ......................................................    15

Item 6    Exhibits and Reports on Form 8-K .......................................    15

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 28,        December 29,
                                                                                     -------------        ------------
                                                                                         2002                2001
                                                                                         ----                ----
                                                                                      (Unaudited)
                                                                                        Restated
                                       ASSETS

Current Assets:
     Cash and cash equivalents .................................................       $  1,451,482       $ 4,007,547
     Accounts receivable .......................................................            186,120           277,674
     Inventories ...............................................................          1,553,666         1,656,889
     Prepaid expenses ..........................................................            118,633           198,289
     Held to maturity investments ..............................................                 --         1,594,166
                                                                                       ------------       -----------
          Total current assets .................................................          3,309,901         7,734,565
                                                                                       ============       ===========
Property and Equipment:
     Computer equipment ........................................................          1,026,534         1,026,534
     Lab and production equipment ..............................................          1,229,074         1,188,131
     Clinical site equipment ...................................................            875,122           875,122
     Sales demo equipment ......................................................            148,450           148,450
     Furniture and fixtures ....................................................            183,104           183,104
     Leasehold improvements ....................................................            107,254           866,230
                                                                                       ------------       -----------
     Property and equipment ....................................................          3,569,538         4,287,571
     Less--Accumulated depreciation and amortization ...........................          3,230,423         3,849,728
                                                                                       ------------       -----------
     Net property and equipment ................................................            339,115           437,843
                                                                                       ------------       -----------
Other Assets:
     Deferred offering costs, net ..............................................            808,972         1,030,444
                                                                                       ------------       -----------
          Total assets .........................................................       $  4,457,988       $ 9,202,852
                                                                                       ============       ===========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable ..........................................................       $    378,169       $   298,182
     Accrued expenses ..........................................................            462,818           659,360
     Accrued payroll and benefits ..............................................             93,583           171,712
     Deferred revenue ..........................................................            135,000                --
                                                                                       ------------       -----------
          Total current liabilities ............................................          1,069,570         1,129,254
                                                                                       ============       ===========
Long Term Liabilities
     Senior convertible debentures .............................................         15,592,796        15,024,333
                                                                                       ------------       -----------
Commitments and Contingencies (Note 4)
Shareholders' Deficit:
     Preferred stock, $0.01 par value
          Authorized--2,500,000
          Issued and outstanding--none at September 28, 2002 and December 29,
            2001, respectively .................................................                 --                --
     Common stock, $0.01 par value
          Authorized--25,000,000 and 20,000,000 at September 28, 2002 and
            December 29, 2001 respectively
          Issued and outstanding--10,054,901 and 9,947,418 at September 28, 2002
            and December 29, 2001, respectively ................................            100,549            99,474
     Capital in excess of par value common stock ...............................         48,757,583        48,374,531
     Deferred compensation .....................................................            (28,630)          (77,298)
     Accumulated deficit .......................................................        (61,033,880)      (55,347,442)
                                                                                        -----------       -----------
          Total shareholders' deficit ..........................................        (12,204,378)       (6,950,735)
                                                                                        -----------       -----------
          Total liabilities and shareholders' deficit ..........................        $ 4,457,988       $ 9,202,852
                                                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended                 Nine Months Ended
                                                      ------------------                 -----------------
                                            September 28,        September 29,       September 28,    September 29,
                                            -------------        -------------       -------------    -------------
                                                2002                 2001                2002             2001
                                                ----                 ----                ----             ----
                                             (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)
                                               Restated                                Restated
Revenues ................................     $    313,258        $    157,585       $ 1,165,891        $    760,365
Cost of Goods Sold ......................          189,295              90,825           631,456             479,728
                                              ------------        ------------       -----------        ------------
Gross Margin ............................          123,963              66,760           534,435             280,637
                                              ------------        ------------       -----------        ------------
Operating Expenses
     Research and development
        Expenses ........................          973,314           1,236,850         2,943,272           3,040,524
     Sales, general and administrative
        Expenses ........................          711,031           1,132,777         2,343,551           3,562,633
                                              ------------        ------------       -----------        ------------
        Total operating expenses ........        1,684,345           2,369,627         5,286,823           6,603,157
                                              ------------        ------------       -----------        ------------
        Operating loss ..................       (1,560,382)         (2,302,867)       (4,752,388)         (6,322,520)
Interest income .........................           12,956              31,284            49,952             191,963
Interest expense ........................         (330,447)           (241,082)         (984,000)           (761,274)
                                              ------------        ------------       -----------        ------------
Interest expense, net ...................         (317,491)           (209,798)         (934,048)           (569,311)
                                              ------------        ------------       -----------        ------------
Net loss ................................     $ (1,877,873)       $ (2,512,665)      $(5,686,436)       $ (6,891,831)
                                              ============        ============       ===========        ============
Basic and diluted net loss per
    share ...............................     $      (0.19)       $      (0.25)      $     (0.57)       $      (0.72)
                                              ============        ============       ===========        ============
Weighted average basic and
   diluted shares .......................       10,049,749           9,912,370        10,001,961           9,627,677
                                              ============        ============       ===========        ============

   The accompanying notes are an integral part of these financial statements.

                    PHOTOELECTRON CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            Nine Months Ended
                                                                      -----------------------------
                                                                      September 28,   September 29,
                                                                      -------------   -------------
                                                                          2002             2001
                                                                          -----            ----
                                                                       (Unaudited)     (Unaudited)
                                                                         Restated
Cash flows from operating activities:
  Net loss ........................................................   $ (5,686,436)   $ (6,891,831)
   Adjustments to reconcile net loss to net cash used in operating activities--
      Depreciation and amortization ...............................        246,926         367,208
      Noncash amortization of offering expenses ...................        226,883         160,879
      Noncash compensation expense ................................         11,767          44,041
      Noncash commission expense ..................................          9,174              --
      Noncash consulting expense ..................................          7,878           9,106
      Noncash interest expense on 10% convertible debt ............        752,300         761,274
      Noncash interest expense on 6% convertible debt .............        231,700              --
   Changes in current accounts--
      Accounts receivable .........................................         91,554         105,997
      Inventories .................................................        103,223        (246,045)
      Prepaid expenses ............................................         79,656          64,122
      Accounts payable ............................................         79,987         347,830
      Accrued expenses and accrued payroll and benefits ...........       (274,671)       (183,714)
      Deferred revenue ............................................        135,000               -
        Net cash used in operating activities .....................     (3,985,059)     (5,461,133)
                                                                      ------------    ------------
Cash flows from investing activities:
   Proceeds from  held to maturity investments ....................      1,594,166       3,972,770
   Purchases of equipment and leasehold improvements ..............       (148,197)       (142,464)
                                                                      ------------    ------------
        Net cash provided by investing activities .................      1,445,969       3,830,306
                                                                      ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock .........................          9,221       3,881,109
   Deferred offering expenses .....................................        (26,196)       (177,377)
                                                                      ------------    ------------
        Net cash provided by (used in) financing activities .......        (16,975)      3,703,732
                                                                      ------------    ------------
Increase (decrease) in cash and cash equivalents ..................     (2,556,065)      2,072,905
                                                                      ------------    ------------
Cash and cash equivalents, beginning of period ....................      4,007,547         662,857
                                                                      ------------    ------------
Cash and cash equivalents, end of period ..........................   $  1,451,482    $  2,735,762
                                                                      ------------    ------------
Noncash financing activities:
   Conversion of 10% convertible debentures to common stock .......   $    415,537    $  1,568,241
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

     The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 28, 2002, the Company had an accumulated deficit of approximately $61 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company believes that its existing cash and investments together with anticipated revenues will be sufficient for at least the remainder of the year. The Company's primary source of liquidity in 2002 is the $5,000,000 of proceeds from the 6% Debenture issued in December 2001. The Company has reached agreements in principle with Carl Zeiss and PYC Corporation to provide $500,000 each in a bridge financing, which the Company anticipates will provide sufficient cash to continue operations through the first quarter of 2003. The Company anticipates that the $500,000 to be provided by Carl Zeiss will be in the form of advance purchase orders under the existing distribution agreement between the Company and Carl Zeiss, and that the $500,000 to be provided by PYC Corporation will be under a line of credit secured by certain of the Company's assets. In order to continue operations, the Company will have to raise additional capital in fiscal 2003 unless revenues are greater than anticipated. The Company is currently reviewing potential financing options for the upcoming year. There is no assurance that it will be able to find additional financing on acceptable terms, if at all.

Significant Accounting Policies

     The significant accounting policies followed by the Company in preparing its financial statements are set forth in Note 1 to the financial statements included in its Form 10-K for the year ended December 29, 2001. The Company has made no changes to these policies during this quarter. The Company has since amended its revenue recognition policy as follows.

     Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management's judgments regarding the collectibility of those revenues. Revenue related to contracts that contain extended payment terms is recognized only upon receipt of final payment, provided that all other criteria for revenue recognition have been met. Extended payment terms are defined as payment terms outside of the Company's customary business practice, generally greater than 90 days. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause PeC's operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

7. Restatement

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three and nine-month periods ended September 28, 2002, the Company's management determined that the accounting treatment that had been originally applied to a certain customer contract was inappropriate. The restatement relates to premature revenue recognition pursuant to a single contract with a customer that was granted extended payment terms. The terms of the sale required a partial, non-refundable payment upon shipment, with the remaining balance due within twelve months from the date of shipment. These terms are not customary for the Company and it has no history of successful collection for amounts due under extended payment terms. Therefore, the Company determined that the entire contract fee was not fixed and determinable, until such time as the customer remits payment in full. Accordingly, revenue should not have been recognized in the three or nine-month periods ended September 28, 2002.

     As a result, the condensed consolidated balance sheet as of September 28, 2002 has been restated from the amounts previously reported. Results of operations for the three and nine-month periods ended September 28, 2002 have also been restated. A summary of the significant effects of the restatement is as follows:

                               Three-Months Ended
                               September 28, 2002

                        As Previously Reported          As Restated
Revenue                        448,258                      313,258
Cost of Goods Sold             285,133                      189,295
Gross Margin                   163,125                      123,963
Operating Loss              (1,521,220)                  (1,560,382)
Net Loss                    (1,838,711)                  (1,877,873)

Basic and Diluted
Net loss per share              ($0.18)                      ($0.19)

                                Nine-Months Ended
                               September 28, 2002

                        As Previously Reported          As Restated
Revenue                      1,300,891                    1,165,891
Cost of Goods Sold             727,294                      631,456
Gross Margin                   573,597                      534,435
Operating Loss              (4,713,226)                  (4,752,388)
Net Loss                    (5,647,274)                  (5,686,436)

Basic and Diluted
Net loss per share              ($0.56)                      ($0.57)

Balance Sheet as of             As Previously
September 28, 2002                 Reported             As Restated
Inventories                          1,457,828            1,553,666
Total current assets                 3,214,063            3,309,901
Total assets                         4,362,150            4,457,988
Deferred revenue                             -              135,000
Total current liabilities              934,570            1,069,570
Accumulated deficit                 60,994,718           61,033,880
Total shareholders' deficit         12,165,216           12,204,378
Total liabilities and
  shareholders'deficit               4,362,150            4,457,988

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

     The Company's financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant operating losses in each year since its inception, due primarily to substantial research and development expenditures. As of September 28, 2002, the Company had an accumulated deficit of approximately $61 million and expects to continue to incur losses until such time as its commercialization efforts yield offsetting revenues. There can be no assurance that the Company's products will ever gain commercial acceptance, or that the Company will ever generate significant revenues or achieve profitability. The Company's ability to achieve profitable operations will be dependent in a large part on whether it can successfully commercialize its products and make the transition to a manufacturing and marketing company. The Company anticipates that its sales and marketing efforts through its existing sales and distribution channels will continue to increase sales of its products in the current year.

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section has been revised to reflect the restatement as described in Note 7 to the condensed consolidated financial statements.

Results of Operations

     Three Months Ended September 28, 2002 and September 29, 2001

     Revenue. The Company had revenues of $313,258 in the third quarter of 2002, as compared with $157,585 in the third quarter of 2001. The 2002 third quarter revenue reflects the sale of an INTRABEAM system through the Company's distributor, Carl Zeiss, to a leading neurological center in Poland. In addition, during the quarter, the Company continued to achieve sales of LASER-X(TM), the Company's x-ray source for industrial x-ray fluorescence, as well as Dosimetry products for the characterization of small radiation sources. The 2001 revenue reflects the sale of a core PRS to the University of Heidleberg, Germany, combined with sales of the LASER-X industrial x-ray source.

     Gross Margin. Gross margins for the third quarter of 2002 totaled $123,963 (40%) as compared to $66,760 (42%) for the third quarter of 2001. The increase in gross margin dollars reflects the $155,673 in increased revenue for the quarter. The decrease in gross margin percentage is due to product mix.

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

     Nine Months Ended September 28, 2002 and September 29, 2001

     Revenue. The Company had revenues of $1,165,891 in the first nine months of 2002, as compared with $760,365 in the first nine months of 2001. The 2002 revenue reflects increased sales of the Company's INTRABEAM system for intra-operative radiation therapy, LASER-X industrial x-ray source and Dosimetry products.

     Gross Margin. Gross margins for the nine months ended September 28, 2002 totaled $534,435 (46%) as compared to $280,637 (37%) for the nine months ended September 29,2001. The increase in gross margin dollars reflects the $405,526 in increased revenue for the nine month period. The increase in gross margin percentage is due to product mix and favorable system pricing as compared to the same period in 2001.

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

     Consolidated working capital was $2,240,331 at September 28, 2002, compared with $6,605,311 at December 29, 2001. Included in working capital are cash and cash equivalents of $1,451,482 at September 28, 2002, compared with $4,007,547 at December 29, 2001. During the first nine months of 2002, the Company used $3,985,059 of cash for operating activities as compared to $5,461,133 for the first nine months of 2001.

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

Item 4: Controls and Procedures

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company (including its consolidated subsidiary) is made known to them by others within the Company. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

        Not Applicable

Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K.

        (A) Exhibits

        No.         Description

        10.1* Distribution Agreement dated as of August 21, 2002 by and between the registrant and Carl- Zeiss-Ziftung, dba Carl Zeiss (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission)

        10.2 * Amendment No. 1 to Agreement, dated as of September 6, 2002, by and between the registrant and Cordis Corporation

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

                                                  Photoelectron Corporation

                                                  By: /s/ Timothy W. Baker
                                                      --------------------
                                                      Timothy W. Baker
                                                      President and Chief
                                                      Financial Officer

Dated: April 10, 2003

I, Timothy W. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Photoelectron Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

                                           /s/ Timothy W. Baker
                                           --------------------
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.       Description

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